Form 10-Q
period 1995-03-31
SECOM GENERAL CORP
filed 1995-05-15
CIK 790375

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                       For Quarter Ended March 31, 1995
                        Commission File Number 0-14299



                          SECOM GENERAL CORPORATION
            (Exact name of registrant as specified in its charter)



              DELAWARE                                    87-0410875
   (State or other jurisdiction of               (I.R.S. Employer I.D. Number)
    incorporation or organization)

     46035 GRAND RIVER AVENUE                                48154
(Address of principal executive offices)                   (Zip Code)

              Registrant's telephone number:     (810-305-9410)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirement for the past 90 days.

                    YES __X__                  NO _____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


       Title of Class                         Number of Shares Outstanding
        Common Stock                                   4,234,700
 (par value $.10 per share)

                          SECOM GENERAL CORPORATION

                                  FORM 10-Q

                                    INDEX

                                                                           Page
PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

                 Consolidated Balance Sheets                                 1

                 Consolidated Statements of Operations                       3

                 Consolidated Statements of Cash Flows                       4

                 Notes to Consolidated Financial Statements                  5

Item 2.    Management's Discussion & Analysis of Financial Condition
              and Results of Operations                                      7



PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                                11

Item 2.    Changes in Securities                                            11

Item 3.    Defaults Upon Senior Securities                                  11

Item 4.    Submission of Matters to a Vote of Security Holders              11

Item 5.    Other Information                                                11

Item 6.    Exhibits and Reports on Form 8-K                                 11

ITEM 1.  FINANCIAL STATEMENTS

                           SECOM GENERAL CORPORATION
                          Consolidated Balance Sheets

                                    ASSETS

                                              MAR 31 1995    SEP 30 1994
CURRENT ASSETS

   Cash                                      $     8,900   $     9,300

   Accounts receivable, net                    4,999,400     4,277,200

   Other receivables                             292,600       386,000

   Inventories                                 4,924,000     4,070,000

   Prepaids                                      334,600       366,200

   Deferred tax asset                            314,700       280,000

        TOTAL CURRENT ASSETS                 $10,874,200   $ 9,388,700


   Property, plant & equipment, net          $15,370,100   $15,728,800

   Cost in excess of net assets acquired       2,453,500     2,527,700

   Other assets                                  143,200       181,200

         TOTAL ASSETS                        $28,841,000   $27,826,400

                           SECOM GENERAL CORPORATION
                    Consolidated Balance Sheets (continued)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   MAR 31 1995      SEP 30 1994
CURRENT LIABILITIES

   Bank line of credit                             $  4,109,800    $  3,565,700

   Current maturities of long term obligations        1,783,300       1,691,000

   Trade accounts payable                             3,116,700       2,628,400

   Accrued expenses                                   1,547,400       1,184,100


     TOTAL CURRENT LIABILITIES                     $ 10,557,200    $  9,069,200

   Long term obligations, net of current
      maturities                                   $  5,689,300    $  7,089,300

   Deferred tax liabilities                           1,775,700       1,778,100

   Other liabilities                                     28,100          53,100

     TOTAL LIABILITIES                             $ 18,050,300    $ 17,989,700


   Stockholders' equity common stock, $.10 par
     value 10,000,000 shares authorized:
     March 31, 1995 - 4,234,700 shares
     September 30, 1994 - 3,700,500 shares         $    423,500    $    370,100

   Additional paid-in capital                        16,415,400      15,666,900

   Accumulated deficit                               (6,048,200)     (6,200,300)

     TOTAL STOCKHOLDERS' EQUITY                      10,790,700       9,836,700

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 28,841,000    $ 27,826,400

                           SECOM GENERAL CORPORATION
                     Consolidated Statements of Operations

                                                Three Months   Three Months     Six Months      Six Months
                                                   Ended          Ended           Ended            Ended
                                                 Mar 31 1995    Mar 31 1994     Mar 31 1995     Mar 31 1994
NET SALES                                      $  9,863,300    $  8,242,400    $ 18,160,700    $ 15,811,800

COST OF SALES                                     7,670,100       6,471,500      14,804,600      12,416,700

GROSS PROFIT                                      2,193,200       1,770,900       3,356,100       3,395,100

GENERAL AND ADMINISTRATIVE EXPENSES               1,485,400       1,152,200       2,724,700       2,353,000

INCOME                                              707,800         618,700         631,400       1,042,100

OTHER INCOME (EXPENSE)
   Interest                                        (277,600)       (226,300)       (569,200)       (442,800)
   Miscellaneous income                              (6,100)         44,300          53,500          98,800

INCOME BEFORE PROVISION FOR INCOME TAXES            424,100         436,700         115,700         698,100

PROVISION FOR (BENEFIT FROM) INCOME TAXES            48,100         159,700         (37,200)        263,900

NET INCOME                                     $    376,000    $    277,000    $    152,900    $    434,200

EARNINGS PER COMMON SHARE
  Income                                       $       0.09    $       0.07    $       0.04    $       0.12

      NET INCOME                               $       0.09    $       0.07    $       0.04    $       0.12

WEIGHTED AVERAGE SHARES OUTSTANDING               4,199,100       3,978,500       4,143,600       3,514,100

                          SECOM GENERAL CORPORATION
                    Consolidated Statements of Cash Flows

                                                  Three Months   Three Months    Six Months    Six Months
                                                     Ended          Ended          Ended         Ended
                                                   Mar 31 1995    Mar 31 1994    Mar 31 1995   Mar 31 1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income (loss) from operations                  $   376,000    $   277,000    $   152,900    $   434,200

  Adjustments to reconcile net income to
    net cash used in operations:
      Depreciation and amortization                  577,800        475,300      1,055,500      1,022,100
      Provision for (benefit from) deferred
        taxes                                         48,000        159,700        (37,200)       263,900
      Increase (decrease) in allowance for
        doubtful accounts                             16,300         33,600         15,000        165,400
      (Gain)  loss on sales of assets                 (7,900)         7,400         (8,400)        12,200
      Stock issuances to 401(k) plan                  31,700         17,000         54,700         56,000
      Other noncash expenses                          44,300                        44,300

  Changes in assets and liabilities that
    provided (used) cash:
      Accounts and other receivables                (989,900)      (443,700)      (680,800)      (388,800)
      Inventories                                   (570,300)      (735,900)      (854,000)      (641,900)
      Prepaids                                        (4,500)       (68,300)        31,600       (168,900)
      Other assets                                   (11,000)        (8,200)       (15,900)       (44,100)
      Accounts payable                               618,700        279,600        534,500       (754,100)
      Accrued liabilities                            306,300       (116,600)       296,600        (69,100)
      Other liabilities                              (16,600)      (241,100)       (25,000)      (283,600)
  Net cash provided (used) by discontinued
    operations                                         8,700         20,200        (34,000)       615,300

Net cash provided (used) by operating
  activities                                         427,600       (344,000)       529,800        218,600

CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from the disposal of property,
    plant & equipment                                  1,500          8,000          2,000        133,000
  Collections on notes receivable                                     2,400                        11,700
  Capital expenditures                              (235,900)      (106,400)      (566,000)      (332,700)
  Net cash used by discontinued operations                          100,000                       100,000

Net cash provided (used) in investing
  activities                                        (234,400)         4,000       (564,000)       (88,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Net change in bank line of credit                   55,500        340,900        544,100       (848,300)
  Proceeds from long-term notes payable              122,500        700,000        193,800      2,080,000
  Refund of restricted cash to bondholders                         (700,000)                     (700,000)
  Other issuances of common stock                     (3,200)       133,200                       158,500
  Payments on long-term notes payable               (338,300)       (88,200)      (645,400)      (351,900)
  Payments on capital lease obligations              (28,700)       (45,100)       (58,700)      (113,700)
  Net cash used by discontinued operations                                                       (483,300)

Net cash provided from (used in) financing
  activities                                        (192,200)       340,800         33,800       (258,700)

NET INCREASE (DECREASE) IN CASH                        1,000            800           (400)      (128,100)

CASH, BEGINNING OF PERIOD                              7,900         20,000          9,300        148,900

CASH, END OF PERIOD                              $     8,900    $    20,800    $     8,900    $    20,800

OTHER CASH FLOW INFORMATION - INTEREST PAID      $   269,300    $   230,400    $   527,100    $   443,200

                          SECOM GENERAL CORPORATION
              Notes to Interim Consolidated Financial Statements


NOTE 1.  SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

General

The consolidated financial statements included herein have been prepared by Secom General Corporation (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate so that the information presented is not misleading. In the opinion of management, the financial statements as of March 31, 1995 reflect all adjustments (normal recurring accruals) which are necessary to present a fair statement of the results for the period then ended. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 10-K for the fiscal year ended September 30, 1994.

Business

The Company is a publicly-traded holding company with five wholly-owned subsidiaries that operate in two business segments:

Tooling

 o   Form Flow, Inc. ("Form Flow")
 o   L&H Die, Inc. ("L&H Die")
 o   Micanol, Inc. ("Micanol")
 o   Triple Tool, Inc. ("Triple Tool")

Metal Parts Forming

 o   Uniflow Corporation ("Uniflow")

Principles of consolidation

The interim consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions are eliminated.

Reclassifications

Certain reclassifications have been made to the prior period balances for comparative purposes.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

Earnings (loss) per share

The earnings (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of common shares and common equivalent shares (primarily warrants and options to purchase common stock that were outstanding during the periods presented).

NOTE 2.  INVENTORIES

Inventories at March 31, 1995 and September 30, 1994 are summarized as follows:

                          MAR. 31, 1995     SEPT. 30, 1994
Raw materials               $  760,100        $  639,000
Work-in-process              2,815,100         2,203,000
Finished goods               1,348,800         1,228,000

                            $4,924,000        $4,070,000

NOTE 3.  LONG TERM DEBT AND LINE OF CREDIT

Long term debt consists of real estate mortgages, equipment term notes and bonds, equipment capital leases and subordinated loans. Scheduled principal payments due for the next year are approximately $1.8 million.

In December 1993, the Company received $1 million by issuing a subordinated note payable. In November 1994, the note was extinguished in connection with the exercise of a stock warrant.

In addition to long term debt, the Company and its subsidiaries have a $4.5 million bank line of credit collateralized by all accounts receivable and inventories. Borrowings on the line ($4.11 million and $3.57 million at March 31, 1995 and September 30, 1994 respectively) are limited to stated percentages of receivables and inventories and are due on demand. The interest rate of the line is the prime rate plus 1.5%.

NOTE 4.  RELATED PARTY TRANSACTIONS

In November 1994, Manubusiness Opportunities, Inc. ("MOI") exercised a stock warrant to acquire 500,000 shares of common stock at $2.00 per share. The exercise consideration was made in conjunction with the extinguishment of a $1 million note that was due from the Company to MOI. For additional information about the Company's relationship with MOI, refer to the Company's Form 10-K for the year ended September 30, 1994.

ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Overview

The Company operates in two segments: Metal Parts Forming and Tooling. A third segment, plastic molded products, was discontinued in fiscal 1993 and the operating assets of that segment were sold in November 1993.

Consolidated sales for the quarter were $9,863,300 compared to sales of $8,242,400 in the same quarter of the prior year; this 20% increase resulted from a 25% increase in the Metal Parts Forming segment and an 11% increase in the Tooling segment. For the six month year-to-date period, consolidated sales were $18,160,700 compared to $15,811,800 for the same period last year, an increase of 15%. Metal Parts Forming posted a 14% sales increase and Tooling a 11% increase for the comparable six month periods. The sales increases for the periods described above are generally due to higher customer order volume. Additionally, about one half of the sales increase for metal parts forming was due to a catch-up of production orders that were past due. Tooling management expects incoming sales order volume to continue strong for at least the next few months. Uniflow management expects incoming orders to remain steady and is augmenting efforts to attain new orders and customers for its press and header operations.

Net income for the quarter ended March 31, 1995 was $376,000 or 9 cents per share, compared to net income of $277,000 or 7 cents per share for the same quarter last year. The increase in net income is primarily attributable to higher sales for both segments and improved cost control in Metal Parts Forming. Net income for the six months ended March 31, 1995 was $152,900 or 4 cents per share, compared to $434,200 or 12 cents per share for the same period last year. The decrease is the result of larger operating losses at the Triple Tool and Uniflow units.

Segment Review

Metal Parts Forming (Uniflow)

(in thousands)
                           Three Months Ended                   Six Months Ended
                       3/31/95           3/31/94           3/31/95            3/31/94
                    --------------    --------------    ---------------    --------------
                    Amount     %      Amount     %      Amount      %      Amount     %
Net sales           $4,902   100.0    $3,927   100.0    $9,098    100.0    $7,997   100.0
Gross profit           748    15.2       410    10.4       825      9.1       948    11.9
Operating expense      491    10.0       314     8.0       952     10.5       650     8.1
Operating profit       257    (5.2)       96     2.4      (127)    (1.3)      298     3.7

The metal parts forming segment is comprised of Uniflow Corporation, which manufactures metal parts from steel tube, bar and coil using cold forging and forming techniques. Uniflow's primary parts are wheel bolts, suspension ball joint housings and tubular transmission gear housings and various cold headed product for OEMs.

ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Uniflow's sales increased 25% for the quarter ended March 31, 1995 compared to the prior year quarter primarily due to higher sales of wheel bolts, suspension housings and tubular transmission parts. About one-half of the sales increase was the result of catching up on past-due orders. Uniflow's sales increase of 13.8% for the six months ended March 31, 1995 compared to the same period last year is primarily the result of the sales increase realized in the March 31 quarter. Price increases instituted throughout the year on the suspension housing parts resulted in an average increase of approximately 15% per part, which was offset by lower unit volume sales of approximately 10%. Price increases on other parts averaging approximately 5 - 10% generally have not had an adverse affect on sales of those parts. Sales generated from Uniflow's cold heading deapartment continue to lag, as capacity usage on three primary machines was approximately 30% for the current quarter and year-to-date period. Although management is pursuing various sales opportunties for the cold heading area, it is diffcult to predict a time frame when sales will significantly increase for parts manufactured from these machines. Uniflow's backlog, which typically extends for a 3 - 4 month period has remained steady; however, increasing efficiencies in production have resulted in Uniflow catching up on orders that were past-due, thereby creating additional machine time availability. Consequently, additional emphasis is being placed on attaining new orders for the press and header operations.

Uniflow's gross profit increased to 15% of sales compared to 10% for the quarter last year. The improved gross profit is primarily the result of lower direct labor and material costs. Labor costs were lower due to improved production scheduling and job preparation (tooling, setup, etc.) and material costs were lower due to less scrap and enhanced quality control. For the six month period, the gross profit was 9% of sales compared to 12% in the prior year period. The year-to-date decline was attributable to significantly lower factory efficiencies experienced in the quarter ended December 31, 1994, caused by various factors, including management in transition and inadequate resource allocation. Management believes within a year (or less) it can achieve a gross profit that approaches 20% by making further improvements in reducing factory-related and material costs, and obtaining sales in areas of excess capacity, namely, in the cold heading area.

Operating expense was 10% of sales for the current quarter compared to 8% of sales in the prior year quarter. The higher operating expense primarily reflects the addition of management, engineering and quality personnel to a level that management believes is necessary to adequately manage and support Uniflow's current and prospective sales order base.

Tooling*

(in thousands)
                           Three Months Ended                   Six Months Ended
                       3/31/95           3/31/94           3/31/95            3/31/94
                    --------------    --------------    ---------------    --------------
                    Amount     %      Amount     %      Amount      %      Amount     %
Net sales           $5,520   100.0    $4,979   100.0    $10,255   100.0    $9,257   100.0
Gross profit         1,412    25.6     1,322    26.6      2,465    24.0     2,377    25.7
Operating expense      682    12.4       467     9.4      1,262    12.3       907     9.8
Operating profit       730    13.2       855    17.2      1,203    11.7     1,470    15.9

*includes intercompany activity

ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


The tooling segment, comprised of Form Flow, L & H Die, Micanol and Triple Tool, provide production tooling for the cold heading and precision stamping industries.

Tooling sales increased 11% in the current quarter compared to the same period last year, which was principally derived from increased sales at the Form Flow and Micanol units. Overall, sales order volume for the tooling segment has remained strong, except at Triple Tool, which has had difficulty generating a steady volume at a profitable level. Subsequent to March 31, 1995, management has decided to move approximately $500,000 of equipment (primarily surface grinders and EDM machines) from Triple Tool to the additional space being rented by and adjacent to Form Flow. The remaining Triple Tool equipment, with a net book value of approximately $1 million, will be sold in May 1995. At this time, management does not expect to record a significant gain or loss on the sale of the remaining Triple Tool equipment. The decision to downsize Triple Tool was made based on its continuing unfavorable operating performance and on management's assessment that to achieve an acceptable sales level would take an extended time period (one year or more). Management concluded that by downsizing Triple Tool, with its uncertain sales outlook, it could accelerate efforts to expand the other tool companies, which have more certain sales opportunities in hand through existing key customer accounts.

The gross profit percentage for the current quarter was 25.6% of sales compared to 26.6% of sales in the same quarter last year. For the six month comparative periods, gross profit was 24% of sales vs. 25.7% of sales. The decline in gross profit for the comparative quarter and six months was primarily attributable to unfavorable results at the Triple Tool unit.

Operating expense was 12.4% of sales in the current quarter compared to 9.4% in the same quarter last year, while for the six month period operating expense was 12.3% of sales compared to 9.8% for the six month period last year. The higher operating expense level for both comparative periods primarily reflect higher personnel costs, legal costs associated with union negotiations at the Micanol unit and higher than normal customer related travel. Management anticipates that these costs will decline as a percentage of sales with the restructuring of Triple Tool and increases in sales volume at the other tooling entities.

Corporate and Interest Expense

Unallocated corporate overhead was $272,700 for the quarter ended March 31, 1995 compared to $371,600 in the same prior year quarter. The lower corporate expense reflects a reduction of personnel and other administrative costs and a more extensive allocation of costs to the subsidiaries that directly benefit from those expenditures.

Interest expense for the quarter was $277,600 compared to $226,300 for the same quarter last year. The higher interest cost reflects higher borrowings and rising interest rates for the comparative periods.

ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


FINANCIAL CONDITION AND LIQUIDITY

Net cash provided by operating activities was $427,600 in the current quarter, which included $658,600 that was used by working capital items, principally reflecting higher accounts receivable and inventories that resulted from the higher sales level. The prior year comparative quarter had net cash of $344,000 used by operating activities, which included $1,314,000 used by working capital items, as the Company restored working capital items to normal operating levels that were constrained in prior periods due to cash flow problems. Net cash provided (used) by operating activities also included depreciation and amortization of $577,800 and $475,300, for the March 31, 1995 and 1994 quarters, respectively.

For the six month comparative periods, net cash provided by operating activities was $529,800 and $218,600, respectively. Changes in working capital items used ($747,000) and ($1,735,200) for the comparative six month periods, respectively. The current year use of cash by working capital items is primarly the result of higher sales, while the prior year use of cash by working capital items primarily reflected the return of various working capital items to normal levels that had been constrained due to financial diffculties experienced by the Company in 1993.

Net cash used in investing activities was $234,400 in the current quarter, which consisted of production tooling and ancillary factory equipment, compared to $4,000 in the prior year, which included $100,000 provided by discontinued operations. The six month comparative periods used $564,000 and $88,000 respectively in investing activities. The current six month period included equipment for Form Flow's expansion, other equipment for the tool companies and production tooling for Uniflow, while the prior year six month period included proceeds from the sale of a Triple Tool press and expenditures for production tooling at Uniflow.

Net cash provided (used) by financing activities was ($192,200) in the current quarter and included scheduled principal payments on long term obligations of $338,300 and proceeds from equipment financing of $122,500. In the prior year's comparative quarter, cash provided from financing activities was $340,800, which included a net increase of $340,900 on the bank line of credit. Availability under the bank line of credit fluctuates with changes in accounts receivable and inventory levels. The six month comparable net cash provided from (used in) financing activities was $33,800 and ($258,700). In the current six month period, net cash provided from the line of credit and long term notes offset scheduled payments on long term notes. In the prior year six month period, the Company received proceeds of $2.08 million from long term debt, of which $1 million was derived from a subordinated note and $1.08 million from bond financing. Also in the prior year, $483,300 net cash was used by discontinued operations (Tri-Tec Plastics Corp.).

In November 1994, Manubusiness Opportunities, Inc. ("MOI"), acquired 500,000 shares of common stock by exercising a stock warrant in conjunction with the extinguishment of a $1 million note due from the Company to MOI. MOI is also a related party (refer to the Company's Form 10-K for additional information about MOI).

                         PART II   OTHER INFORMATION


Item 1.  Legal Proceedings

As indicated in the Company's Form 10-K for the year ended September 30, 1994, there is pending litigation between the Company and (1) Roy McKnight, former chairman, C.E.O. and director; and (2) Larry McKnight, former director and officer. Since the filing of the Form 10-K in December 1994, there have been no further material developments to report concerning these cases.

Item 2.  Changes in Securities

Not applicable

Item 3.  Defaults Upon Senior Securities

Not applicable

Item 4.  Submission of Matters to a Vote of Securities Holders

The Company's Annual Meeting was held on April 25, 1995 at the Sheraton Inn, Novi, Michigan. The stockholders elected Greg Adamczyk, Bob Clemente, Rocco Pollifrone, Ken Thompson, Rich Thompson and Dave Marczak to a one year term as directors of the Company.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

Not applicable.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



SECOM GENERAL CORPORATION
(Registrant)



By:     /s/ Robert A. Clemente                      Date: May 15, 1995
        Robert Clemente
        Chairman, President & CEO



By:     /s/ David J. Marczak                        Date: May 15, 1995
        David J. Marczak
        Chief Financial Officer