Form 10-Q
period 1995-06-30
SECOM GENERAL CORP
filed 1995-08-14
CIK 790375

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                       For Quarter Ended June 30, 1995
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


                   YES __X__                        NO _____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


      TITLE OF CLASS                     NUMBER OF SHARES OUTSTANDING
       Common Stock                                4,259,500
(par value $.10 per share)

                          SECOM GENERAL CORPORATION

                                  FORM 10-Q

                                    INDEX




                                                                          Page
PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements
                  Consolidated Balance Sheets                                1
                  Consolidated Statements of Operations                      3
                  Consolidated Statements of Cash Flows                      4
                  Notes to Interim Consolidated Financial Statements         5

Item 2.     Management's Discussion & Analysis of Financial Condition
              and Results of Operations                                      7

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                               11
Item 2.     Changes in Securities                                           11
Item 3.     Defaults Upon Senior Securities                                 11
Item 4.     Submission of Matters to a Vote of Security Holders             11
Item 5.     Other Information                                               11
Item 6.     Exhibits and Reports on Form 8-K                                11

ITEM 1. FINANCIAL STATEMENTS


                          SECOM GENERAL CORPORATION
                         Consolidated Balance Sheets


                                    ASSETS


                                                JUN 30 1995   SEP 30 1994
                                                -----------   -----------

CURRENT ASSETS

     Cash                                       $    44,000   $     9,300

     Accounts receivable, net                     5,065,400     4,277,200

     Other receivables                              637,700       386,000

     Inventories                                  4,541,800     4,070,000

     Prepaids                                       322,100       366,200

     Deferred tax asset                             264,000       280,000
                                                -----------   -----------

          TOTAL CURRENT ASSETS                  $10,875,000   $ 9,388,700


     Property, plant & equipment, net            14,465,200    15,728,800

     Cost in excess of net assets acquired        2,088,300     2,527,700

     Other assets                                   530,200       181,200
                                                -----------   -----------

           TOTAL ASSETS                         $27,958,700   $27,826,400
                                                ===========   ===========

See notes to consolidated financial statements.



                          SECOM GENERAL CORPORATION
                   Consolidated Balance Sheets (continued)


                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                          JUN 30 1995     SEP 30 1994
                                                          -----------     -----------

CURRENT LIABILITIES
   Bank line of credit                                   $  3,913,900    $  3,565,700

   Current maturities of long term obligations              1,821,900       1,691,000

   Trade accounts payable                                   2,580,800       2,628,400

   Accrued expenses                                         1,582,600       1,184,100
                                                         ------------    ------------

     TOTAL CURRENT LIABILITIES                           $  9,899,200    $  9,069,200

   Long term obligations, net of current maturities         4,983,600       7,089,300

   Deferred tax liabilities                                 1,565,700       1,778,100

   Other liabilities                                           11,300          53,100
                                                         ------------    ------------

     TOTAL LIABILITIES                                   $ 16,459,800    $ 17,989,700
                                                         ============    ============


   Stockholders' equity common stock, $.10 par
     value 10,000,000 shares authorized:
     June 30, 1995 - 4,259,500 shares
     September 30, 1994 - 3,700,500 shares                    425,900         370,100

   Additional paid-in capital                              16,496,100      15,666,900

   Accumulated deficit                                     (5,423,100)     (6,200,300)
                                                         ------------    ------------

     TOTAL STOCKHOLDERS' EQUITY                            11,498,900       9,836,700
                                                         ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 27,958,700    $ 27,826,400
                                                         ============    ============

See notes to consolidated financial statements.


                          SECOM GENERAL CORPORATION
                    Consolidated Statements of Operations


                                              Three Months      Three Months     Nine Months    Nine Months
                                                  Ended             Ended           Ended          Ended
                                               Jun 30 1995       Jun 30 1994     Jun 30 1995    Jun 30 1994
                                              -------------     -------------    -----------    -----------

NET SALES                                      $  9,915,400    $  8,244,400    $ 28,076,100    $ 24,056,200

COST OF SALES                                     7,577,200       6,490,500      22,381,800      18,907,200
                                               ------------    ------------    ------------    ------------

GROSS PROFIT                                      2,338,200       1,753,900       5,694,300       5,149,000

GENERAL AND ADMINISTRATIVE EXPENSES               1,416,000       1,293,700       4,140,700       3,646,700
                                               ------------    ------------    ------------    ------------

OPERATING INCOME                                    922,200         460,200       1,553,600       1,502,300

OTHER INCOME (EXPENSE)
   Interest                                        (302,100)       (238,600)       (871,300)       (681,400)
   Miscellaneous                                    (75,100)        129,700         (21,600)        228,500
                                               ------------    ------------    ------------    ------------

INCOME BEFORE PROVISION FOR INCOME TAXES            545,000         351,300         660,700       1,049,400

PROVISION FOR (BENEFIT FROM) INCOME TAXES           (80,000)        (41,900)       (117,200)        222,000
                                               ------------    ------------    ------------    ------------

NET INCOME                                     $    625,000    $    393,200    $    777,900    $    827,400
                                               ============    ============    ============    ============

EARNINGS PER COMMON SHARE                      $       0.14    $       0.10    $       0.18    $       0.22
                                               ============    ============    ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING               4,329,200       4,023,200       4,195,300       3,699,100

See notes to consolidated financial statements.

                          SECOM GENERAL CORPORATION

                           STATEMENTS OF CASH FLOWS

                                                       Three Months   Three Months    Nine Months    Nine Months
                                                           Ended          Ended          Ended          Ended
                                                        Jun 30 1995    Jun 30 1994    Jun 30 1995    Jun 30 1994
                                                       -------------  -------------   -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Income from operations                               $   625,000    $   393,200    $   777,900    $   827,400
  Adjustments to reconcile net income to
   net cash used in operations:
    Depreciation and amortization                          244,600        492,500      1,300,100      1,514,600
    Writedown of Triple Tool goodwill                      309,700                       309,700
    Provision for (benefit from) deferred taxes            (80,000)       (41,900)      (117,200)       222,000
    Increase (decrease) in allowance for doubtful          112,100        (64,600)       127,100       (228,000)
     accounts
    (Gain)  loss on sales of assets                       (312,200)         2,400       (320,600)        14,600
    Stock issuances to 401(k) plan                               0         22,500         54,700         78,500
    Other noncash expenses                                  84,600                       128,900

  Changes in assets and liabilities that
   provided (used) cash:
    Accounts and other receivables                        (541,300)       (63,900)    (1,222,100)      (123,900)
    Inventories                                            382,200       (605,300)      (471,800)    (1,247,200)
    Prepaids                                                48,200        189,700         79,800         20,800
    Other assets                                            52,800         52,100         36,900          8,000
    Accounts payable                                      (512,100)       169,500         22,400       (584,600)
    Accrued liabilities                                    (21,900)       (34,000)       274,700       (103,100)
    Other liabilities                                       25,000       (118,200)                     (401,800)
  Net cash provided (used) by discontinued
   operations                                              123,800       (157,000)        89,800        458,300
                                                       -----------    -----------    -----------    -----------

Net cash provided by operating activities                  230,800        237,000      1,070,300        455,600
                                                       -----------    -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the disposal of property,
    plant & equipment                                      860,500         11,200        862,500        144,200
  Collections on notes receivable                                           7,200                        18,900
  Capital expenditures                                    (439,300)      (260,500)    (1,005,300)      (593,200)
  Net cash used by discontinued operations                                 22,000                       122,000
                                                       -----------    -----------    -----------    -----------

Net cash provided (used) in investing activities           421,200       (220,100)      (142,800)      (308,100)
                                                       -----------    -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in bank line of credit                       (195,900)       388,800        348,200       (459,500)
  Proceeds from long-term notes payable                     37,500         99,100        231,300      2,179,100
  Refund of restricted cash to bondholders                                                             (700,000)
  Other issuances of common stock                                          18,400                       176,900
  Payments on long-term notes payable                     (743,800)      (458,300)    (1,389,200)      (810,200)
  Payments on capital lease obligations                    (24,400)       (68,800)       (83,100)      (182,500)
  Net cash used by discontinued operations                                                             (483,300)
                                                       -----------    -----------    -----------    -----------

Net cash used in financing activities                     (926,600)       (20,800)      (892,800)      (279,500)
                                                       -----------    -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH                             35,100         (3,900)        34,700       (132,000)
CASH, BEGINNING OF PERIOD                                    8,900         20,800          9,300        148,900
                                                       -----------    -----------    -----------    -----------
CASH, END OF PERIOD                                    $    44,000    $    16,900    $    44,000    $    16,900
                                                       ===========    ===========    ===========    ===========

OTHER CASH FLOW INFORMATION - INTEREST PAID            $   298,900    $   237,600    $   826,000    $   680,800
                                                       ===========    ===========    ===========    ===========

See notes to consolidated financial statements.

                          SECOM GENERAL CORPORATION
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

GENERAL

The consolidated financial statements included herein have been prepared by Secom General Corporation (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate so that the information presented is not misleading. In the opinion of management, the financial statements as of June 30, 1995 reflect all adjustments (normal recurring accruals) which are necessary to present a fair statement of the results for the period then ended. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 10-K for the fiscal year ended September 30, 1994.

BUSINESS

The Company is a publicly-traded holding company with five wholly-owned subsidiaries that operate in two business segments:

METAL PARTS FORMING

o  Uniflow Corporation ("Uniflow")

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

EARNINGS PER SHARE

The earnings per share of common stock is computed by dividing net income by the weighted average number of common shares and common equivalent shares (primarily warrants and options to purchase common stock).

NOTE 2. TRIPLE TOOL

In May 1995, the Company completed its downsizing of Triple Tool by the sale of $725,800 (net book value) of equipment, the lease of $342,000 (net book value) of equipment and the retention of $341,100 (net book value) of equipment. The Company recorded a gain of $312,200 on the sale of equipment, while it also recorded a $309,700 writedown of goodwill in connection with the downsizing. Triple Tool's remaining operations, primarily electro-diode machining (EDM), was moved to Romulus, Michigan in June 1995 to space shared by the Company's Form Flow unit.

For the year ended September 30, 1994, sales and operating losses from Triple Tool were $2,499,900 and ($50,200), respectively, while for the nine months ended June 30, 1995 sales and operating losses were $1,600,000 and ($378,600), respectively.

NOTE 3. INVENTORIES

Inventories at June 30, 1995 and September 30, 1994 are summarized as follows:

                     JUNE 30, 1995   SEPT. 30, 1994
                     -------------   --------------
Raw materials         $  673,900       $  639,000

Work-in-process        2,294,900        2,203,000

Finished goods         1,573,000        1,228,000
                      ----------       ----------
                      $4,541,800       $4,070,000
                      ==========       ==========

NOTE 4.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at their respective depreciable lives are summarized as follows (in thousands):

Classification                      June 30, 1995   Sept. 30, 1994     Life
--------------                      -------------   --------------     ----
Machinery                              $14,295         $15,393         2 to 20 years
Buildings and improvements               4,616           4,459         3 to 30 years
Land                                       540             540         n/a
Furniture and fixtures                     471             475         5 to 7 years
Vehicles                                   262             185         3 years
Construction in progress                   180              41         n/a
                                       -------         -------
Total                                  $20,364         $21,093
Accumulated depreciation                (5,899)         (5,364)
                                       -------         -------
Net property, plant and equipment      $14,465         $15,729
                                       =======         =======


NOTE 5. LONG TERM DEBT AND LINE OF CREDIT

Long term debt consists of real estate mortgages, equipment term notes and bonds, equipment capital leases and subordinated loans. Scheduled principal payments due for the next year are approximately $1.8 million.

In addition to long term debt, the Company and its subsidiaries have a $4.5 million bank line of credit collateralized by all accounts receivable and inventories. Borrowings on the line ($3.91 million and $3.57 million at June 30, 1995 and September 30, 1994, respectively) are limited to stated percentages of receivables and inventories and are due on demand. The interest rate on the line is the prime rate plus 1.5%.

In December 1993, the Company received $1 million by issuing a subordinated note payable. In November 1994, the note was extinguished in connection with the exercise of a stock warrant.

NOTE 6. RELATED PARTY TRANSACTIONS

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

ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            RESULTS OF OPERATIONS

OVERVIEW

The Company operates in two segments: Metal Parts Forming and Tooling. A third segment (plastic molded products) was discontinued in fiscal 1993 and the operating assets of that segment were sold in November 1993.

Consolidated sales for the quarter were $9,915,400 compared to sales of $8,244,400 in the same quarter of the prior year, as sales increased 18.2% in the Metal Parts Forming segment (Uniflow) and 16.4% in the Tooling segment. For the nine month year-to-date period, consolidated sales were $28,076,100 compared to $24,056,200 for the same period last year, an increase of 16.7%. The higher sales for the comparable periods are generally due to higher customer order volume; although, some of the sales increase for Metal Parts Forming was due to a catch-up of production orders that were past due. Tooling management expects incoming sales order volume to continue steady for at least the next few months. Uniflow management expects incoming orders to remain steady through December 1995; it also believes that it could receive various new orders quoted recently that would increase sales by over 10% within a few months.

Net income for the quarter ended June 30, 1995 was $625,000, or 14 cents per share, compared to net income of $393,200, or 10 cents per share, for the same quarter last year. The increase in net income is primarily attributable to higher sales for both segments and improved cost control at Uniflow. Net income for the nine months ended June 30, 1995 was $777,900 or 18 cents per share, compared to $827,400, or 22 cents per share, for the same period last year. The decrease in year-to-date net earnings is primarily the result of operating losses recorded at the Triple Tool and Uniflow units in the quarter ended December 31, 1994.

                                SEGMENT REVIEW

METAL PARTS FORMING SEGMENT (UNIFLOW)

(in thousands)
                             Three  Months Ended               Nine  Months  Ended
                      -------------------------------   -------------------------------
                           6/30/95         6/30/94           6/30/95          6/30/94
                      --------------   --------------   --------------   --------------
                       Amount     %     Amount    %      Amount    %      Amount     %
                       ------    ---    -----    ---     ------   ---     ------    ---
Net sales             $ 4,676  100.0   $ 3,956  100.0   $13,775  100.0   $11,953  100.0
Gross profit              970   20.7       433   10.9     1,795   13.0     1,381   11.6
Operating expense         529   11.3       341    8.6     1,480   10.7       991    8.3
Operating profit (1)      441    9.4        92    2.3       315    2.3       390    3.3

(1) Before interest, bad debt and unallocated corporate overhead expense.

The Metal Parts Forming segment is comprised of Uniflow Corporation, which manufactures metal parts from tube, bar and coil using cold forging and cold forming techniques. Primary parts manufactured are suspension ball joint housings, transmission gear housings, wheel bolts and various OEM cold forged and cold headed parts.

ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Uniflow's sales increased 18.2% for the quarter ended June 30, 1995 compared to the prior year comparable quarter, primarily due to higher sales of suspension ball joint housings, transmission shaft housings and truck wheel studs. Sales orders for Uniflow's cold heading area were still low, as capacity usage on three primary machines (acquired in 1992) continued at approximately 30% for the current quarter and year-to-date period. Although management is pursuing various sales opportunities for the cold heading area, it is difficult to predict a time frame when sales will significantly increase for parts manufactured from these machines. Management believes that it could receive new production orders for the headers that would require delivery dates in the March 1996 quarter. Uniflow's backlog, which typically extends for a 3 - 4 month period, has remained steady; however, increasing efficiencies in production have resulted in Uniflow catching up on orders that were past-due, thereby creating additional machine time availability. Additional emphasis is being placed on attaining new orders for the press and header operations.

Uniflow's gross profit increased to 20.7% of sales compared to 10.9% for the same quarter last year. The improved gross profit is primarily the result of lower direct labor, production and material costs. Labor and production costs were lower due to improved production scheduling and job preparation (tooling, setup, etc.) and material costs were lower due to less scrap and better quality control. The nine month comparative period gross profit improved for the same reasons, although not as dramatically (13% of sales vs. 11.6%, respectively) due to Uniflow's loss recorded in the quarter ended December 31, 1994.

Operating expense was 11.3% of sales for the current quarter compared to 8.6% of sales in the prior year quarter, while for the year to date comparative period, operating expense as a percentage of sales was 10.7% and 8.3%, respectively. The higher operating expense for the comparative periods primarily reflects (1) the addition of management, engineering and quality personnel to a level that management believes is necessary to adequately manage and support Uniflow's current and prospective sales order base and (2) the direct allocation of certain corporate expenses that were previously not directly allocated, such as engineering support, 401(k) employer match expense and certain other miscellaneous business expenses (insurances, telephone, etc.).

TOOLING SEGMENT

(in thousands)
                             Three  Months Ended               Nine  Months  Ended
                      -------------------------------   -------------------------------
                           6/30/95         6/30/94           6/30/95          6/30/94
                      --------------   --------------   --------------   --------------
                       Amount     %     Amount    %      Amount    %      Amount     %
                       ------    ---    -----    ---     ------   ---     ------    ---
Net sales (1)         $ 5,653  100.0   $ 4,857  100.0   $15,908  100.0   $14,114  100.0
Gross profit            1,335   23.6     1,281   26.3     3,800   23.9     3,658   25.9
Operating expense         636   11.3       441    9.1     1,898   12.3     1,352    9.6
Operating profit (2)      699   12.4       840   17.2     1,902   12.0     2,306   16.3

(1) includes intercompany activity.
(2) before interest, bad debt and unallocated corporate overhead expense.

The Tooling segment, comprised of Form Flow, L & H Die, Micanol and Triple Tool, manufactures production tooling for the cold heading/forming industries.

ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Tooling sales increased 16.4% in the current quarter compared to the same period last year, which was principally derived from increased sales at the Form Flow and Micanol units. Overall, sales order volume for the Tooling segment has remained strong, except for the Triple Tool unit. In May 1995, the Company completed its downsizing of Triple Tool by the sale of $725,800 (net book value) of equipment, the lease of $342,000 (net book value) of equipment and the retention of $341,100 (net book value) of equipment. The Company recorded a gain of $312,200 on the sale of equipment, while it also recorded a $309,700 writedown of goodwill in connection with the downsizing. Management believes that operating results will improve in its Tooling segment as a result of the reduction in Triple Tool's operations, as losses from this unit will be significantly reduced or eliminated due to its significantly lower overhead, direct labor and equipment-related expense. For the year ended September 30, 1994, sales and operating losses from Triple Tool were $2,499,915 and ($50,200), respectively, while for the nine months ended June 30, 1995 sales and operating losses were $1,600,000 and ($378,600), respectively. The Triple Tool downsizing will have a minimal effect on consolidated sales, as it represented less than 10% of the total; furthermore, management expects to utilize the remaining Triple Tool equipment at near capacity from the retention of certain accounts and from the completion of orders for the other Tooling units. In connection with the downsizing, Triple Tool's remaining operation was moved in June 1995 into space leased by the Company's Form Flow unit in Romulus, Michigan.

The gross profit percentage for the current quarter was 23.6% of sales compared to 26.3% of sales in the same quarter last year. For the nine month comparative periods, gross profit on sales was 23.9% vs. 25.9%. The decline in gross profit for the comparative quarter and nine months was primarily attributable to unfavorable results at the Triple Tool unit.

Operating expense was 11.3% of sales in the current quarter compared to 9.1% in the same quarter last year, while for the nine month period operating expense was 12.3% of sales compared to 9.6% for the nine month period last year. The higher operating expense level for both comparative quarters primarily reflects (1) higher personnel costs, (2) legal costs associated with union negotiations at the Micanol unit, (3) higher than normal customer related travel, and (4) the direct allocation of certain corporate expenses that were previously not directly allocated, such as engineering support, 401(k) employer match expense and certain other miscellaneous business expenses (insurances, telephone, etc.).

CORPORATE AND INTEREST EXPENSE

Unallocated corporate overhead was $251,800 for the quarter ended June 30, 1995 compared to $507,700 in the same prior year quarter. For the nine months ended June 30, 1995, unallocated corporate overhead was $734,700 compared to $1,311,500 in the same period last year. The lower corporate expense reflects a reduction of personnel and other administrative costs as well as the allocation of additional corporate expenses that are directly related to the respective subsidiaries.

Interest expense for the quarter was $302,100 compared to $238,600 for the same quarter last year. The higher interest cost reflects primarily reflects higher interest rates for the comparative periods.

FEDERAL INCOME TAXES

The credit in the income tax provision for the current quarter and the lower effective tax rate for the nine months ended June 30, 1995 are due to a revision of the valuation allowance established for net operating tax loss benefits. The revision is based on current and projected taxable income, which indicates a higher realization of net operating tax loss benefits.

ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                      FINANCIAL CONDITION AND LIQUIDITY

Net cash provided by operating activities was $540,500 in the current quarter, which included $443,300 that was used by working capital items, principally reflecting higher accounts receivable and paydowns in trade accounts payable, offset by a reduction in inventories. Net cash of $237,000 was provided by operating activities in the prior year comparative quarter, which was net of $567,100 used by working capital items, as the Company had restored inventories to normal operating levels that had been constrained in prior periods due to cash flow problems. Also included in the current quarter cash flow from operating activities is a gain of $312,200 realized from the sale of Triple Tool equipment, offset by a writedown of $309,700 of goodwill associated with Triple Tool. Net cash provided by operating activities also included depreciation/amortization of $244,600 and $492,500 for the June 30, 1995 and 1994 quarters, respectively. The decline in depreciation/amortization expense reflects a smaller base of machinery and equipment for the comparative periods and certain tooling at Uniflow which has become fully depreciated.

For the nine month comparative periods, net cash provided by operating activities was $1,070,300 and $455,600, respectively. Working capital items used ($1,190,300) and ($1,973,500) for the comparative nine month periods, respectively. The current year use of cash by working capital items is primarily the result of higher receivables (from higher sales) and more inventories held for customers, while the prior year use of cash by working capital items primarily reflected the return of various working capital items to normal levels that had been constrained due to cash flow problems experienced in 1993.

Net cash provided by investing activities was $421,200 in the current quarter, which included $860,500 in gross proceeds from the sale of excess Triple Tool equipment, offset by $439,300 of capital expenditures (primarily grinding equipment for Form Flow and a hydraulic press for Uniflow.) The prior year comparable quarter used ($220,100) in investing activities, which was primarily support equipment and tooling for Uniflow. For the nine month comparative periods cash used in investing activities was ($142,800) and ($308,100), respectively. The current nine month period included $1,005,300 in capital expenditures, primarily grinding equipment for Form Flow and Micanol and a new hydraulic press for Uniflow. The prior year nine month period included capital expenditures of $593,200, principally support equipment and tooling for Uniflow.

Net cash used in financing activities was ($926,600) in the current quarter, which included scheduled principal payments on long term obligations of $743,800 (of which $400,000 was an annual payment on Uniflow's Michigan Strategic Fund Obligation Revenue Bonds) and a net paydown of $195,900 on the line of credit. In the prior year's comparative quarter, cash used in financing activities was ($20,800), which included a net increase of $388,800 on the line of credit, offset by $458,300 in payments on long term obligations. The nine month period comparable net cash used in financing activities was ($892,800) and ($279,500), respectively. In the current nine month period, net cash provided by the line of credit was $348,200, while payments on long term obligations were $1,472,300. In the prior year nine month period, the Company received proceeds of $2.18 million from long term debt, of which $1 million was from a subordinated note and $1.08 million from Uniflow's bond financing. Also in the prior year, $483,300 of net cash was used in discontinued operations (Tri-Tec Plastics).

In November 1994, Manubusiness Opportunities, Inc. ("MOI"), acquired 500,000 shares of common stock by exercising a stock warrant in conjunction with the extinguishment of a $1 million note due from the Company to MOI. MOI is also a related party (refer to the Company's Form 10-K for additional information about MOI).

                          PART II  OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

As indicated in the Company's Form 10-K for the year ended September 30, 1994, there is pending litigation between the Company and Larry McKnight, former director and officer. Since the filing of the Form 10-K in December 1994, there have been no further material developments to report concerning this case.

ITEM 2. CHANGES IN SECURITIES

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Not applicable.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



SECOM GENERAL CORPORATION
(Registrant)



By:   /s/ Robert A. Clemente                          Date: August 14, 1995
      ----------------------------
      Robert A. Clemente
      Chairman, President & CEO



By:   /s/ David J. Marczak                            Date: August 14, 1995
      -------------------------
      David J. Marczak
      Chief Financial Officer