Form 10-K
period 1995-09-30
SECOM GENERAL CORP
filed 1995-12-29
CIK 790375

FORM 10-K


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended September 30, 1995

                      Commission file number     0-14299


                           SECOM GENERAL CORPORATION
            (exact name of registrant as specified in its charter)

           DELAWARE                                     87-0410875
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

      46035 GRAND RIVER AVENUE, NOVI, MICHIGAN                48374
      (Address of principal executive offices)              (Zip Code)

    Registrant's telephone number, including area code:    (810) 305-9410

              Securities registered pursuant to Section 12(b) of the
                     Securities Exchange Act of 1934:
                                     None
           (Title of class and name of exchange on which registered)


              Securities registered pursuant to Section 12(g) of the
                     Securities Exchange Act of 1934:
                    Common Stock, par value $.10 per share
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to
such filing requirements for the past 90 days.     Yes__X__    No_____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

As of December 27, 1995, 4,776,200 shares of the Registrant's Common Stock were outstanding and the aggregate market value of such Common Stock held by non-affiliates (based on the closing price on that date as reported on the NASDAQ National Market System) was approximately $8,229,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Items 11 and 13 - incorporated by reference from the Registrant's Proxy Statement for its Annual Meeting to be held in March 1996.

                               TABLE OF CONTENTS

                                    PART I

                                                                          Page
                                                                          ----
Item 1.   Business                                                          3

Item 2.   Properties                                                        6

Item 3.   Legal Proceedings                                                 6

Item 4.   Submission of Matters to a Vote of Security Holders               6

                                   PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters                                               7

Item 6.   Selected Financial Data                                           7

Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                     8

Item 8.   Financial Statements and Supplementary Data                      13

Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure                           13

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant               14

Item 11.  Executive Compensation                                           16

Item 12.  Security Ownership of Certain Beneficial Owners
          and Management                                                   16

Item 13.  Certain Relationships and Related Transactions                   17

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
          on Form 8-K                                                      18

                                    PART I

Item  1.   Business

General

Secom General Corporation, a Delaware corporation (the "Company"), is a holding company with the following wholly-owned operating subsidiaries:

     Metal Parts Forming Segment:

      *  Uniflow Corporation ("Uniflow") acquired in 1991

     Tooling Segment:

      *  Form Flow, Inc. ("Form Flow") acquired in 1987

      *  L & H Die, Inc. ("L & H") acquired in 1987

      *  Micanol, Inc. ("Micanol") acquired in 1990

      *  Triple Technologies, Inc. ("Triple" ), formerly known as
         Triple Tool, acquired in 1991

In May 1995, Triple's operations were downsized and relocated to a Form Flow facility. Triple's continuing business activity was absorbed into Form Flow.

Prior to November 1993, the Company operated in another segment, Plastic Molded Products, through its subsidiary, Tri-Tec Plastics Corporation ("Tri-Tec"). Tri-Tec had been acquired in 1991 and its assets were sold in November 1993. For financial information regarding Tri-Tec, reference is made to the section entitled "Discontinued Operations" in Management's Discussion and Analysis set forth in Item 7 as well as Note 2 to the financial statements set forth in Item 8.

The Company's corporate address is 46035 Grand River Avenue, Novi, Michigan 48374; its telephone number is (810) 305-9410 and its facsimile number is
(810) 305-9599.

Except as otherwise indicated by the context, any reference to "the Company" shall mean the Company and its subsidiaries.

Principal Customers, Backlog and Seasonality

None of the Company's customer accounts exceed 10% of consolidated revenues. Sales of the Company's parts, tooling and services are not considered seasonal. The Company believes that its backlog, due to the nature of its respective businesses, is not necessarily indicative of the level of its present or future sales.

SEGMENT REVIEW

Metal Parts Forming Segment

General

The Metal Parts Forming Segment is comprised of the Company's Uniflow unit, which primarily manufactures automotive and truck parts from steel bar, coil and tubing using cold forging and forming machines and various types of secondary machining, threadrolling and piercing equipment.

Sales and Competition

Uniflow's fiscal 1995 sales was comprised as follows: 36% wheel studs for heavy and light duty trucks (original equipment manufacturers or "OEM" and aftermarket); 26% automobile ball joint suspension housings (OEM and aftermarket); 21% transmission gear housings (OEM); and 17% miscellaneous cold headed and cold forged parts (OEM). While Uniflow operates in competitive markets, management believes that Uniflow's extensive tooling inventory gives it a competitive advantage in retaining certain yearly reorders from the same customers. Although Uniflow is aggressively seeking sales of new parts, most of its business base remains reorders of the same customer specific parts. Uniflow's sales backlog usually covers a period of approximately three months of work. As such, the backlog is not necessarily indicative of Uniflow's sales performance beyond that time period.

Uniflow's sales are concentrated with a few customers, as five customers comprised 56% of revenue for the fiscal year ended September 30, 1995. If Uniflow were to lose a significant customer, management believes that it could replace that business within an estimated timeframe of 6 to 18 months.

Manufacturing and Engineering

Uniflow manufactures parts from steel bar, coil and tubing using cut-off machines, cold forging hydraulic presses, cold heading machines, CNC turning centers, threadrollers, broaching and piercing machines. Although part production can involve up to 14 different production steps, primary equipment consists of the cold forging presses and cold forming (header) machines, which form the parts into their general size and shape. The forging presses complete one operation at a time, while the header machines complete up to five operations in succession. After parts are forged or formed, they are routed to various secondary machining operations for finishing, such as CNC turning, threadrolling, piercing and drilling. External steps completed by outside processors typically include specialized machining, heat-treating, annealing and plating. Production order turnaround time can vary from 4 to 12 weeks, depending on engineering requirements, lead times from outside vendors and the production backlog. Uniflow's tooling department makes and repairs some of the perishable tooling used in production, while the Company's Tooling Segment also supplies Uniflow with some of its production tooling. The engineering staff offers tool design and production development services to customers for new or modified parts.

Employees

As of September 30, 1995, Uniflow employed a total of 153 full-time employees compared to 151 in the prior year, as follows: 132 direct and indirect labor (including factory floor supervision), 6 engineering, 2 sales, 8 office and 5 management.

Tooling Segment

General

The Company's Tooling Segment ("Tooling Segment", "Tooling Operations" or "Tooling Units") is comprised of three wholly-owned operating subsidiaries, which are Form Flow, L & H and Micanol. In May 1995, the Company significantly reduced the size of its Triple operation by selling off certain equipment. Triple's remaining operations were transferred to the Company's Form Flow unit, although certain equipment was moved to the other subsidiaries. The continuing Triple business activity has been absorbed into Form Flow. For further discussion about Triple, reference is made to the Management's Discussion and Analysis set forth in Item 7 and Note 2 to the financial statements set forth in Item 8.

The Tooling Segment manufactures close tolerance tooling for the hot and cold metal forming industry. Hot and cold metal forming companies typically make metal parts from steel coil that is automatically fed through various stations on a "header forming" machine. A header machine cuts off a piece of steel from automatically fed coil and then moves it through each die station progressively, using tool inserts to form the part. The number of stations, the grade of steel and whether the steel is hot or cold as it goes through the header machine is determined by the attributes of each customer part. As part of its sales and service, the Tooling Unit's design and development staff will advise customers on these and other engineering matters related to the production of hot and cold formed parts. Tool orders typically take
4 to 10 weeks to complete, while design and development orders can span over a period of months.

Sales and Competition

The Tooling Segment's customers manufacture items such as industrial fasteners, hand tools, electronic components, automotive parts, tubing, aircraft parts, consumer items and munitions as well as a wide array of OEM assembly parts. Tooling Segment customers include OEM and aftermarket suppliers. Continuing customer relations are very important in the tooling business, as a significant amount of revenue is derived from the reorder of tooling.

The Tooling Segment operates in fragmented markets with numerous competitors. Management believes that the Company's success is based on its customers ability to differentiate between tooling suppliers on the basis of (1) the quality and durability of the tooling, (2) the ability to fulfill delivery commitments, and (3) price competitiveness. The Tooling Unit's design and engineering services allow it to compete for tool development work; management believes these services provide the Company a significant advantage in attracting new customer business. The Tooling Segment sells principally to customers in the United States.

Manufacturing and Engineering

All tooling orders are manufactured to customer specifications as indicated on a tool drawing. Tools are made from bar stock steel or carbide blanks and generally are routed through a production sequence that includes cutting, turning (CNC/lathe work), heat treating, grinding, polishing and coating.

Form Flow, L & H and Micanol have separate plant facilities. Design and engineering services are located at a Form Flow facility, and are offered by all three of the Tooling Units.

Employees

As of September 30, 1995, the Tooling Segment employed a total of 158 full-time employees compared to 175 in the prior year, as follows: 133 direct and indirect labor (including factory floor supervision), 4 engineering, 4 sales, 11 office and 6 management.


Item 2. Properties

The Company's corporate offices were relocated from leased space to its present offices that it owns at 46035 Grand River Avenue. Novi, Michigan. The subsidiaries operate in separate facilities, as follows:

1) Form Flow is located in two 12,600 square foot adjacent buildings at 6901 and 6999 Cogswell in Romulus, Michigan 48174. The 6999 Cogswell facility was acquired by the Company in December 1995. Its telephone number is 313-729-3100. The buildings are situated on about three acres of land and are owned by the Company.

2) L & H is located in a 12,600 square foot building at 38200 Ecorse Road, Romulus, Michigan 48174 and its telephone number is 313-722-8011. The building is situated on about two acres of land and is owned by the Company.

3) Micanol is located in a 12,400 square foot building at 46001 Grand River Avenue, Novi, Michigan 48374 and its telephone number is 810-347-1230. The building is owned by the Company.

4) Uniflow is located in three buildings in Novi, Michigan 48374, all owned by the Company: (1) 30,300 square feet at 26600 Heyn Drive, (2) 16,700 square feet at 46035 Grand River Avenue and (3) 32,000 square feet at 46009 Grand River Avenue. Its telephone number is 810-348-9370.


Item 3. Legal Proceedings.

The Company is involved in various legal proceedings arising in the normal course of business. In the opinion of management (based on the opinion of counsel) the outcome of such litigation will not have a material adverse effect on the Company's consolidated financial position or results of operations.


Item 4. Submission of Matters to a Vote of Security Holders.

No items were submitted to a vote of the Company's stockholders during its fourth fiscal quarter.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

The Company's common stock (trading symbol "SECM") has traded on NASDAQ since June 1987 and the NASDAQ National Market System (NMS) since January 1992. The following table sets forth (for the respective period indicated) the high and low trade for the common stock as reported by NASDAQ. Trade prices do not include retail markups, markdowns or commissions.

                         High            Low
    Quarter Ended        Trade          Trade
    -------------        -----          -----
      12/31/92           $5.25          $3.00
       3/31/93            4.50           2.50
       6/30/93            3.25           2.00
       9/30/93            5.25           2.25
      12/31/93            3.75           2.25
       3/31/94            3.50           2.44
       6/30/94            3.38           2.38
       9/30/94            3.25           2.50
      12/30/94            3.00           2.00
       3/31/95            2.62           1.62
       6/30/95            2.50           1.62
       9/30/95            4.09           2.25

On September 30, 1995 there were approximately 1,000 nominees/persons of record that held the Company's common stock. Of those listed of record, approximately 1.3 million shares were held by brokers and nominees representing an undetermined number of beneficial stockholders.

Owners of common stock are entitled to receive dividends declared by the Board of Directors out of funds legally available therefor. The Company has never paid a cash dividend and does not anticipate paying cash dividends in the foreseeable future. Its policy is to retain earnings so it can provide funds for operations and expansion of its business. In addition, the Company's bank loan agreement prohibits the payment of cash dividends without written consent from the lender.

In June 1991 and in May 1992, the Company issued 10% common stock dividends to stockholders of record as of May 14, 1991 and May 1, 1992, respectively.


Item 6. Selected Financial Data

See page 36 for selected financial data as of September 30, 1995, 1994, 1993, 1992 and 1991 and for the years then ended as required by this Item. This information should be read in conjunction with the financial statements and the footnotes thereto referred to in Item 14(a)(1) of this Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this Form 10-K.

                                   Overview

The Company posted net income of $1,204,300 (28 cents per share) on sales of $36,276,200 in 1995 compared to a net income of $1,093,500 (29 cents per share) on sales of $32,570,900 in 1994. In May 1995, the Company downsized the Triple operation and absorbed its continuing business activity into the Form Flow unit. The Company now operates four subsidiaries in two business segments: the Metal Parts Forming Segment (Uniflow) and the Tooling Segment (Form Flow, L & H and Micanol).

During the 1995 fiscal year, the Uniflow unit showed marked improvement in augmenting productivity. With this positive trend in place, Uniflow's primary goal is to significantly increase its continuing sales base of cold formed and cold forged metal parts. To meet that objective, Uniflow is pursuing a number of prospects that could add significant sales, including a family of aluminum airbag housings and various OEM cold formed small motor shaft parts.

The Tooling Segment recorded another consistent year of profitability. Form Flow completed a significant expansion during 1995 to increase its die repair capacity, as demand for those services remains strong. Micanol, on the other hand, lost sales volume from two key customers and is seeking to replace that business.


                             Results of Operations

Metal Parts Forming Segment*

Chart of three year comparative operation results (in thousands):

                                   1995                   1994                    1993
                              Amount       %         Amount       %         Amount        %
                              ------     -----       ------     -----       ------      -----
Net sales.................   $17,600     100.0      $16,052     100.0      $13,723      100.0
Gross profit..............     2,226      12.6        1,533       9.6        1,154        8.4
Operating expense.........     1,951      11.1        1,356       8.4        1,356        9.9
Operating profit (loss)...       275       1.6          177       1.1         (202)      (1.5)

*Note: The Metal Parts Forming Segment is comprised of the Uniflow unit.

Uniflow manufactures metal parts from two types of primary machinery: (1) single operation hydraulic presses, which generally specialize in short run production orders and (2) multiple operation cold forming machines, which specialize in longer production orders. In 1993, Uniflow completed a significant expansion of its multiple operation capability with the addition of three cold forming machines.

Net sales increased 9.8% in 1995 from 1994, and 17.0% in 1994 from 1993. The sales improvement in 1995 over 1994 was primarily due to increased sales of truck wheel fasteners and various cold formed parts, while the increase in 1994 compared to 1993 was primarily due to higher sales of tubular transmission shaft housings and various cold formed parts. As noted above, Uniflow expanded its cold forming capacity significantly in 1993 with new machinery capable of generating over $8 million of revenue annually. Although sales in this area remain weak with utilized capacity at about 25%, management is optimistic about a few sales prospects that could add substantially to the revenues and profits of the Company. In addition, in June 1995, Uniflow acquired a specialized hydraulic press for the manufacture of aluminum airbag housings. Management anticipates production of airbag housing to begin in June 1996 for delivery to a dedicated customer. For fiscal 1996, Uniflow management projects steady sales, increasing later in the year as the airbag housing and other parts begin production.

Gross profit on sales was 12.6% in 1995, 9.6% in 1994 and 8.4% in 1993. The increases in gross profit percentages were primarily the result of lower material and factory overhead costs along with higher sales prices on various parts. Management believes that Uniflow's gross profit percentage will improve significantly as excess machine capacity is utilized through additional sales.

Operating expense as a percentage of sales was 11.1%, 8.4% and 9.9% in 1995, 1994 and 1993, respectively. The percentage increase in operating expense in 1995 compared to 1994 reflects increased staffing in management, engineering and quality control areas and the direct allocation of certain personnel expense that were previously classified as corporate expenses. Management believes that the overhead structure in place will handle significant sales increases with minimal additions to overhead. The operating expense percentage decrease in 1994 compared to 1993 was primarily due the elimination of certain sales related expenses, combined with the increase in sales for the segment.

Uniflow's profit (loss) from operations was $275,000, $177,000 and ($202,000) in 1995, 1994 and 1993, respectively. The profit increase for 1995 compared to 1994 reflects the improved gross profit, offset by higher selling, general and administrative expense. The increase in operating income in 1994 compared to 1993 was primarily due to the slightly higher gross profit and lower operating costs.

Tooling Segment**

Chart of three year comparable operating results (in thousands):

                                 1995                    1994                    1993
                           Amount       %          Amount       %          Amount       %
                           ------     -----        ------     -----        ------     -----
Net sales(1) ........     $20,659     100.0       $19,143     100.0       $18,360     100.0
Gross profit ........       4,902      23.7         4,841      25.2         4,370      23.8
Operating expense ...       2,445      11.8         1,833       9.6         1,868      10.2
Operating profit ....       2,457      11.9         3,008      15.7         2,502      13.6

(1) Before elimination of intercompany sales.

**Note: The Tooling Segment is comprised of the Form Flow, L&H, Micanol and
  Triple units. (Triple was downsized and its operations were relocated to Form Flow in May 1995.)

The Tooling Segment sells tools and dies for use in the production of hot and cold formed metal parts.

Tooling net sales increased 7.9% in 1995 compared to 1994 and 4.3% in 1994 from 1993. The sales increase in 1995 was the result of the Form Flow, L&H and Micanol units increasing their sales, partially offset by a significant sales decrease at Triple. Form Flow's sales in 1995 increased due to the continuing success of its die repair program for two customers and various one time tooling development projects for an automotive company. L&H and Micanol experienced only minor increases in sales volume, due to lower volumes from certain key accounts. Management's goal is to increase sales in areas that it specializes in, such as carbide tooling, design and development, die repair, punch tooling and tube rolls. Net sales for 1994 increased only 4.3% from 1993, as the Tooling Units approached their productive capacity. Looking forward, Tooling management believes that order volume will remain steady for the next year.

Gross profit on sales was 23.7% in 1995, 25.2% in 1994 and 23.8% in 1992. The decrease in gross profit was primarily attributable to lower margins at Triple, L&H and Micanol, offset by a higher gross profit at Form Flow. Triple's margins were negatively impacted by cost overruns on various jobs, while L&H and Micanol margins were affected by lower sales volumes from certain higher margin customer accounts. The slight increase in gross profit in 1994 from 1993 was primarily the result of improved asset utilization due to strong customer demand.

Operating expense as a percentage of sales was 11.8% in 1995, 9.6% in 1994 and 10.2% in 1993. The 1995 increase in operating expense as a percentage of sales compared to 1994 is primarily the result of increased personnel costs, which includes higher discretionary incentive compensation, increased health insurance costs and the direct allocation of certain personnel expenses that were previously classified as corporate expense. The 1994 decline from 1993 was due to lower sales-related expenses and an increased sales volume.

The Tooling Segment's operating profit was $2,457,000 (11.9% of sales), $3,008,000 (15.7% of sales) and $2,502,000 (13.6% of sales) in 1995, 1994 and
1993, respectively. The decline in 1995 from 1994 is primarily the result of lower operating profits at L&H, Micanol and Triple, partially offset by higher operating profits at Form Flow. L&H and Micanol recorded lower sales volumes from various higher margin accounts in 1995, largely accounting for their decline in profit margin. Triple's operating profit continued to deteriorate due to lower sales volume and cost overruns. Form Flow, on the other hand, continued to improve its margins through a series of successful design and development jobs and an expansion of its die repair program. The improvement of operating profit to 15.7% of sales in 1994 compared to 13.6% of sales in 1993 primarily reflected increased sales at Form Flow, L&H and Micanol of higher margin tooling and services, such as design and development, die repair and tube rolls, among others.

Corporate Expenses

Unallocated corporate overhead was $858,000, $1,620,000 and $1,884,000 for the years ended September 30, 1995, 1994 and 1993, respectively. The decrease in corporate expense in 1995 compared to 1994 reflects (1) the direct allocation of certain expenses attributable to the subsidiaries that were included in corporate expense in 1994, including approximately $450,000 in personnel costs and (2) a reduction in various corporate overhead costs, including the elimination of corporate office lease expense and lower business insurance expenses. The decrease in corporate expense for 1994 compared to 1993 was primarily the result of lower outside professional expenses, primarily consulting expenses.

Interest Expense, Miscellaneous Income and Income Tax Benefit

Interest expense was $1,138,000, $953,000 and $895,000 for 1995, 1994 and
1993, respectively. Interest expense was higher on a year to year comparative basis due to higher borrowings, primarily to support capital expenditures, and rising interest rates.

Miscellaneous income (expense) was ($8,000), $386,000 and $310,000 for 1995, 1994 and 1993, respectively. The 1994 miscellaneous income primarily reflects Tri-Tec debt settlements at less than recorded values, while the 1993 amount reflects the Company's corporate allocation to that discontinued operation.

The income tax benefit of $372,700 for the year ended September 30, 1995 is the result of the utilization of net operating loss carryforwards against taxable income and the reversal of portions of the valuation allowance in anticipation of future use of net operating loss carryforwards.

Discontinued Operation

The Company decided to dispose of Tri-Tec in September 1993 and its assets were sold in November 1993. Accordingly, the Company recorded a loss of $2.44 million as of September 30, 1993, to reduce Tri-Tec's assets to net realizable value and to provide for estimated operating losses until completion of the asset sales. In addition to the loss on the sale of assets, Tri-Tec recorded an operating loss of $1.2 million in 1993. Tri-Tec's losses in 1993 were largely the result of inefficient production and intensified competition in its respective bottle and cap markets.


                              Financial Condition

The Company's working capital position continued its improvement during 1995, ending at $1,129,000 as of September 30, 1995 compared to $266,000 at September 30, 1994 and a negative $2,335,000 at September 30, 1993. The successive year-to-year working capital improvements primarily reflect improvements in operating results and the 1994 infusion of $1 million from a subordinated loan, which was converted to 500,000 shares of common stock through the exercise of a stock warrant in November 1994.

Subsequent to September 30, 1995, the Company completed the following financing transactions with its primary lender: (1) the $4.5 million working capital line of credit was extended through December 1996, on terms substantially the same as those that were previously in place, (2) a $1 million equipment line of credit was established for the acquisition of machinery, (3) the $320,000 acquisition of land and building that is adjacent to Form Flow and L&H, which was financed by an $800,000 mortgage that covers the newly acquired building and the two adjacent buildings already owned by the Company and (4) the Company extended the due date of Uniflow's real estate loan through December 1996. In addition, the interest rate on the line of credit and all other debt with the primary lender has been reduced to 1/4% and 3/4% over the prime rate, respectively.

Also subsequent to fiscal year end, the Company received $1 million in exchange for 500,000 shares of common stock from Manubusiness Opportunities, Inc. ("MOI"), a related party, pursuant to stock purchase warrants held by MOI.

Scheduled term debt payments are approximately $1.86 million for the forthcoming fiscal year. Management believes that internal operations, bank financing and the $1 million received from the stock warrant exercise will generate sufficient cash flow to cover the scheduled debt payments and fund continuing working capital requirements.

Cash flow for 1995, 1994 and 1993 is summarized as follows:

                                                  1995            1994          1993
                                                  ----            ----          ----
Cash flows from operating activities......    $ 1,772,000     $ 356,000     $ 3,649,000
Cash flows from investing activities......       (494,000)     (589,000)     (3,520,000)
Cash flows from financing activities......     (1,274,000)       93,000          18,000

Cash flows from operating activities

Cash flow provided by operating activities before changes in working capital items was $2,697,000 in 1995 compared to $3,030,000 in 1994 and $2,297,000 in
1993. In 1995, working capital items used $925,000, primarily the result of higher accounts receivables and prepaids and lower accounts payables. Working capital items used $2,674,000 in 1994, which was primarily the result of increased finished tooling inventories required by certain customers and reduced trade payables. Trade payables were reduced to normal operating levels from the prior year, when they were stretched due to the Company's cash flow constraints. In 1993, working capital items provided cash flow of $1,352,000, principally due to increases in accounts payable that were associated with the Company's cash flow problems. Net cash provided (used) by the discontinued operation was ($42,000), $309,000 and ($561,000) in 1995, 1994 and 1993,
respectively.

Cash flows from investing activities

Capital expenditures were $1,359,000 in 1995, $908,000 in 1994 and $3.74 million in 1993. The 1995 total primarily reflects Uniflow's acquisition of a hydraulic press for the production of airbag housings and Form Flow's acquisition of various ID/OD grinders and building improvements for its space expansion. Uniflow's production target date for airbag housings is June 1996. In 1994, capital expenditures were primarily for production tooling at Uniflow, while in 1993, $3.35 million was expended at the Uniflow unit for cold forming machinery and special production tooling. The Company received $863,000, $149,000 and $201,000 in 1995, 1994 and 1993, respectively, from disposals of machinery, principally from the Triple unit. Net cash provided
(used) by discontinued operations in investing activities was $149,000 and ($13,000) in 1994 and 1993, respectively.

Cash flows from financing activities

Cash flow provided by (used in) financing activities was ($1,274,000) in 1995, $93,000 in 1994 and $18,000 in 1993. In 1995, cash flow used in financing activities included scheduled payments on long term debt of $1.63 million, partially offset by proceeds from the bank line of credit and other obligations of $484,000. Overall, the Company reduced its long term obligations to $4.6 million in 1995 from $7.1 million in 1994, through scheduled debt payments and repayment of the MOI note by its exercise of a stock warrant. In 1994, cash flow provided by financing activities included long-term debt proceeds of $2.47 million, of which $1 million originated from a subordinated debt placement and $1.14 million was derived from Uniflow's bond fund, offset by scheduled debt payments made during 1994 of $1.07 million. The subordinated debt was converted to common stock in November 1994 through the exercise of a stock purchase warrant. The Company also refunded $700,000 of restricted cash to bondholders during 1994. In 1993, long-term debt proceeds were $2.67 million, of which $1 million was used to refinance Triple's debt and $1.55 million was used from unexpended bond funds to finance a portion of Uniflow's capital expenditures. The 1993 increases in cash flows from financing activities was partially offset by payments on long-term obligations of $2.3 million. Net cash used by the discontinued operation was $483,000 in 1994 and $344,000 in 1993.


Item 8.   Financial Statements and Supplementary Data.

See Item 14(a)(1) for a list of the financial statements included in this Form 10-K.

Refer to page 37 of this Form 10-K for the supplementary quarterly financial data required by this Item.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

The following are the current executive officers and directors of the Company:

Name and Age                    Position
------------                    --------
Robert A. Clemente (42)         Chairman, President and Director
David J. Marczak (35)           Chief Financial Officer, Secretary, Director
Gregory Adamczyk (39)           Director
Rocco Pollifrone (37)           Director
Orville K. Thompson (46)        Director
Richard Thompson (27)           Director
Martin J. Eidemiller (39)       Vice President - Tooling Subsidiaries

The following is a summary of the business experience of the directors and executive officers of the Company.

Robert A. Clemente - President, CEO, Chairman and Director. Bob became a Director and President of the Company in December 1993 and its Chairman in December 1994. Bob is an attorney and of counsel to Hardy, Lewis and Page, PC, which is located in Birmingham, Michigan. Prior to joining the Company, Bob practiced law at Hardy Lewis for 14 years, specializing in corporate, commercial and tax law. He holds a BBA degree from the University of Michigan - Dearborn, a JD from Wayne State University and an LLM in taxation from New York University. Bob is also a certified public accountant and certified management accountant.

David J. Marczak - Secretary, Treasurer, Chief Financial Officer and Director. Dave started with the Company in 1986 as Corporate Controller, in 1987 added the duties of Corporate Secretary and in 1990 became Treasurer. He has been a Director since April 1994 and was also a Director from 1991 to 1993. Dave is a certified public accountant, previously worked for Touche Ross & Co and has a BBA degree from the University of Michigan.

Gregory Adamczyk - Director. Greg became a Director in December 1993. Greg is a majority owner and director of Forward Planning Corp. (Livonia, Michigan), an engineering firm that specializes in manufacturing plant layout, design and related systems. He has over twenty years experience in manufacturing and engineering and holds a Bachelor of Science degree from the University of Michigan - Dearborn.

Rocco Pollifrone - Director. Rocco became a Director in December 1993. Rocco is President and Chief Executive Officer of Forward Planning Corp. and has been employed by Forward Planning or affiliated companies for over ten years. He holds a Bachelor of Science degree from the Detroit Engineering Institute.

Orville K. (Ken) Thompson - Director. Ken became a Director in February 1994. Ken is the owner and President of MST Steel Corp., a steel service center located in Warren, Michigan. He has been employed there for over 10 years.

Richard Thompson - Director. Rich became a Director in December 1993. Since 1993, Rich has been President of Star Supply Company of Detroit, Michigan, a company that distributes heating and cooling units and related products. Rich is also a Vice President of MST Steel Corp. and has been employed there since 1991. He received a Bachelor of Arts degree from the University of Michigan.

Martin J. Eidemiller. Vice President - Tooling Group. Marty has been employed by the Company and its subsidiaries for over 20 years. He has been Vice President of the Tooling Group since 1994 and President of Form Flow since 1991.

Each Director of the Company holds that position until the next annual stockholder's meeting or their death, resignation or removal. Officers hold their respective positions until their successors are appointed or they die, resign or are removed by the Board of Directors.

Except for Ken Thompson, who is the father of Richard Thompson, there are no family relationships among the directors and officers listed above. Except as set forth below, there are no arrangements by which any of the directors listed above were or are to be elected as officers or directors. Pursuant to the terms and conditions of the agreements entered into between the Company and Manubusiness Opportunities, Inc. ("MOI") that became effective on December 15, 1993, MOI was given the right to designate four persons to be appointed to the Company's then seven person Board of Directors. On December 15, 1993, the following persons designated by MOI were appointed to the Company's Board:
Robert Clemente; Greg Adamczyk; Rocco Pollifrone and Richard Thompson.

Item 11.  Executive Compensation.

The information called for by this Item is incorporated by reference from the Registrant's proxy statement for its Annual Meeting to be held in March 1996. The Company's proxy statement will be filed with the Securities and Exchange Commission in January 1996.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

As of December 28, 1995, the Company had 4,776,200 shares of Common Stock outstanding. The following table sets forth at that date the Common Stock beneficially owned: (i) by each Director; (ii) by all Officers and Directors of the Company as a group; and (iii) by each person known by the Company to beneficially own 5% or more of the outstanding shares of the Common Stock of the Company:

                                         Number of shares         Percent
Name and address (2)                  Beneficially Owned (1)     Owned (1)
--------------------                  ----------------------     ---------
Robert A. Clemente                            20,194 (2)           0.42%
Gregory Adamczyk                             458,818 (2)(3)        9.35%
Rocco Pollifrone                             169,038 (2)(4)        3.50%
Orville K. Thompson                        1,482,706 (2)(5)       28.48%
Richard Thompson                              19,000 (2)           0.40%
David J. Marczak                              21,164 (2)(6)        0.44%
Martin Eidemiller                             27,798 (11)          0.58%
All Directors and Officers
  as a Group (totaling 9)                  1,783,988 (9)          45.55%

Manubusiness Opportunities, Inc.
401 S. Woodward
Birmingham, Michigan 48009                 2,414,831 (7)          44.10%

John Cocke
46035 Grand River Avenue
Novi, Michigan 48374                         514,132 (8)          10.77%

Secom General Corporation 401(k) Plan
46035 Grand River Avenue
Novi, Michigan 48374                         292,084 (10)          6.12%

(1) For the purposes of this table, shares indicated as being beneficially owned include shares for which the person has directly or indirectly, the power to vote or to direct the voting of, and/or investment power (being, among other things, the power to dispose or to direct the disposition of) the shares of Common Stock indicated. Unless otherwise indicated, the beneficial owner has sole investment and voting power. Shares indicated as being beneficially owned also include shares which are subject to exercise within 60 days through options, warrants, rights or conversion privileges. For the purpose of computing the percentage of the outstanding shares owned by a stockholder, the shares subject to such exercise by a stockholder are deemed to be outstanding securities of the class owned by the stockholder but are not deemed to be outstanding for the purpose of computing the percentage owned by any other person.



(2) A director of the Company. The address for all directors is 46035 Grand River Avenue, Novi, Michigan 48374.

(3) Represents 19% of the 2,414,831 shares that are beneficially owned by MOI, as Mr. Adamczyk owns 19% of the common stock of MOI. See footnote
     (7) below.

(4) Represents 7% of the 2,414,831 shares that are beneficially owned by MOI, as Mr. Pollifrone owns 7% of the common stock of MOI. See footnote (7) below.

(5) Represents 61% of the 2,414,831 shares that are beneficially owned by MOI, as Mr. Thompson owns 61% of the common stock of MOI. See footnote
     (7) below.

(6) Includes 9,000 shares that may be acquired by the exercise of employee stock options at a price of $2.625 per share through January 1998.

(7) MOI was formed to make an investment in the Company and three of its principal owners, Greg Adamczyk, Rocco Pollifrone and Ken Thompson, became directors of the Company in conjunction with MOI's investment. MOI's shares include (i) 1,130,428 shares owned directly; (ii) 500,000 shares that may be purchased on or before November 23, 1996 upon the exercise of warrants with an exercise price of $3.00 per share, (iii) 200,000 shares that may be purchased on or before November 23, 1998 upon the exercise of stock options with an exercise price of $2.63 per share and, (iv) 608,339 shares owned by John Cocke and Larry McKnight, as they have each given MOI a proxy to vote their shares for the election of directors that are nominated by the Board for a three year period ending November 23, 1996. Refer to footnotes (3), (4) and (5) above.

(8) John Cocke is a Vice President of the Company. The shares that he owns are the subject of a proxy given to MOI and therefore are also deemed to be beneficially owned by MOI and its stockholders. See footnotes (3) -
     (5) and (7) above.

(9)  Includes all of the shares for the persons referenced with footnotes (2),
     (8) and (11).

(10) Participant's of the Company's 401(k) Plan can vote their pro rata shares. Shares not voted by participants may be voted by the Plan's trustee, David Marczak, who is also a Director of the Company. Shares owned by the 401(k) Plan for the account of persons who are not officers or directors of the Company are not included in the shares shown as owned by David Marczak or by all directors and officers as a group, because to do so would be misleading. Of the shares owned by the Company's 401(k) Plan, 16,875 are owned for the account of officers and directors and are treated as owned directly by them for purposes of this table.

(11) Includes 10,000 shares that may be acquired by the exercise of employees stock options at a price of $2.625 per share through January 1998.


Item 13.  Certain Relationships and Related Transactions

The information called for by this Item is incorporated by reference from the Registrant's proxy statement for its Annual Meeting to be held in March 1996. The Company's proxy statement will be filed with the Securities and Exchange Commission in January 1996.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K.

(a)      The following documents are filed as part of this report:

         1.  Financial Statements and Financial Statement Schedule.
                                                                          Page
                                                                          ----
             Independent Auditors' Report...............................    23
             Consolidated Balance Sheets as of September 30, 1995
                and 1994................................................    24
             Consolidated Statements of Operations for the Years Ended
                September 30, 1995, 1994 and 1993.......................    25
             Consolidated Statements of Stockholders' Equity for the
                Years Ended September 30, 1995, 1994 and 1993...........    26
             Consolidated Statements of Cash Flows for the Years Ended
                September 30, 1995, 1994 and 1993.......................    27
             Notes to Consolidated Financial Statements................. 28-35
             Schedule II - Valuation and Qualifying Accounts............    38

Schedules other than those listed above are omitted because of the absence of the conditions under which they are required or because the information called for is included in the consolidated financial statements or the notes thereto.

(b)      Reports filed on Form 8-K.

The Company filed a report on Form 8-K dated November 23, 1995 to report the exercise of a stock purchase warrant by Manubusiness Opportunities, Inc. ("MOI") to acquire 500,000 shares of common stock for $1 million.

(c)      Exhibits.  See the Exhibit Index on the following page.

Exhibit          Description                                          Page*
-------          -----------                                          -----

3.1     Certificate of Incorporation of the Company filed with
        the Secretary of State of Delaware on August 25, 1987.         3.1*<F1>

3.2     Amendment to Articles of Incorporation filed on
        August 31, 1990.                                               3.2*<F2>

3.3     Certificate of Merger between the Company and Secom
        General Corporation, a Utah corporation filed with the
        Secretary of State of Delaware in December 1987.               3.2*<F1>

3.4     Certificate of Designation of Rights of the Class A
        Preferred Stock filed with the Secretary of State of
        Delaware in December 1987.                                     3.3*<F1>

3.5     Amendment to Articles of Incorporation filed on
        December 17, 1991.                                             3.5*<F5>

3.6     Bylaws of the Company.                                         3.4*<F1>

4.1     List of instruments defining the right of security
        holders.                                                       4.1*<F8>

4.2     Common Stock Purchase Warrant granted to Manubusiness
        Opportunities, Inc. and exercisable for 500,000 shares
        of common stock at $2.00 per share on or before November
        23, 1994 (this same form was used for an additional 500,000 warrants exercisable at $2.00 per share on or before
        November 23, 1995 and an additional 500,000 warrants
        exercisable at $3.00 per share on or before November
        23, 1996).                                                     4.1*<F8>

4.3     Nonqualified Stock Option Agreement dated November
        23, 1993 between Secom General Corporation as grantor
        and Manubusiness Opportunities, Inc. as grantee.               4.2*<F8>

4.4     Proxy Agreement dated November 23, 1993 between Roy A.
        McKnight, Larry McKnight, John Cocke and Manubusiness
        Opportunities, Inc.                                            4.3*<F8>

10.1    Installment Business Loan Note dated September 13, 1991
        in the principal amount of $1,920,000 from the Company
        and Uniflow to NBD Bank.                                      10.3*<F3>

10.2    Master Demand Business Loan Note dated September 13, 1991
        in the principal amount of $1,500,000 from Uniflow to
        NBD Bank.                                                     10.4*<F3>

10.3    Mortgage dated September 13, 1991 from the Company to
        NBD Bank.                                                     10.5*<F3>

10.4    Installment Business Loan Note dated October 15, 1991
        in the principal amount of $300,000 from Uniflow
        Corporation to NBD Bank, N.A.                                10.14*<F6>

10.5    1991 Nonqualified Stock Option Plan                          10.27*<F4>

10.6    Form of Stock Option Agreement for Options granted
        under the 1991 Non-qualified Stock Option Plan               10.28*<F4>

10.7    Option Cancellation Agreement dated November 23, 1993
        between the Company, Roy McKnight, Larry McKnight and
        John Cocke.                                                    E-4*<F8>

10.8    Loan Agreement, dated as of June 1, 1992, between
        the Michigan Strategic Fund as lender and Uniflow
        Corporation as borrower.                                     10.28*<F6>

10.9    Promissory Note dated June 1, 1992 in the principal
        amount of $4,000,000 from Uniflow Corporation to the
        Michigan Strategic Fund.                                     10.29*<F6>

10.10   Reimbursement Agreement, dated as of June 1, 1992,
        between Uniflow Corporation and NBD Bank, N.A.               10.30*<F6>

10.11   Pledge and Security Agreement, dated as of June 1, 1992,
        among Uniflow Corporation, NBD Bank, N.A. and
        Manufacturers National Bank, N.A.                            10.31*<F6>

10.12   Mortgage, Security Agreement and Assignment of Rents,
        dated as of June 1, 1992, from Uniflow Corporation to
        NBD Bank, N.A.                                               10.32*<F6>

10.13   Security Agreement, dated as of June 1, 1992, from
        Uniflow Corporation to NBD Bank, N.A.                        10.33*<F7>

10.14   Irrevocable Guaranty, dated as of June 1, 1992, from
        Secom General Corporation, Tri-Tec Plastics Corporation,
        Form Flow, Inc., L & H Die, Inc., Micanol Incorporated
        and Triple Tool, Inc. to NBD Bank, N.A.                      10.34*<F7>

10.15   Amended and Restated Security Agreement dated
        December 15, 1993 between The Company as debtor and
        NBD Bank, N.A. as Secured Party.
        (Each Subsidiary also entered into a similar
        security agreement).                                         10.11*<F7>

10.16   Third Amendment to Reimbursement Agreement dated
        December 15, 1993 between Uniflow Corporation and
        NBD Bank, N.A.                                               10.12*<F7>

10.17   First Amendment to Mortgage dated December 15, 1993
        between The Company as mortgagor and NBD Bank, N.A.
        as mortgagee.                                                10.13*<F7>

10.18   First Amendment to Mortgage dated December 15, 1993
        between The Company and Uniflow as mortgagors and NBD
        Bank, N.A. as mortgagee.                                     10.14*<F7>

10.19   Amended and Restated Continuing Guaranty dated
        December 15, 1993 by the Subsidiaries of the Company
        to NBD Bank, N.A. (the Company and all of the
        Subsidiaries executed similar Amended and Restated
        Guarantees with respect to the obligations of each
        corporation to NBD).                                         10.15*<F7>

10.20   Subordination Agreement dated December 15, 1993
        between Larry McKnight as junior lender and
        NBD Bank, N.A. as senior lender.                             10.17*<F7>

10.21   Fifth Amendment to Amended and Restated Credit
        Agreement dated December 1, 1995 between the Company and NBD Bank.

10.22   Sixth Amendment to Amended and Restated Credit
        Agreement dated December 27, 1995 between the Company and NBD Bank.

22.     Subsidiaries of the Registrant                                   3

23.     Consent of Deloitte & Touche LLP

27.     Financial Data Schedule

------------
* See the footnotes on page 21 to locate these exhibits.

All exhibits that have page numbers followed by an * are incorporated by reference from the filings set forth below. The numbers set forth as page numbers for those exhibits are the exhibit numbers those documents were given in those other filings. All other exhibits are included in this Form 10-K at the page numbers shown.

*<F1> Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended September 30, 1987.

*<F2> Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended September 30, 1990.

*<F3> Incorporated by reference from the Company's Current Report on Form 8-K dated September 13, 1991.

*<F4> Incorporated by reference from the Company's Registration Statement on Form S-4 (File No. 33-40865) that was declared effective on November 20, 1991.

*<F5> Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended September 30, 1991.

*<F6> Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended September 30, 1992.

*<F7>   Incorporated by reference from the Company's Current Report on Form
         8-K dated December 15, 1993.

*<F8>   Incorporated by reference from the Company's Annual Report on Form
         10-K for the year ended September 30, 1993.

                                  SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              SECOM GENERAL CORPORATION


Dated:  December 28, 1995                 By: /s/ Robert A. Clemente
                                              -------------------------------
                                              Robert A. Clemente
                                              Chairman, President and CEO


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                       Title                      Date
       ---------                       -----                      ----

Principal Executive Officer:

/s/ Robert A. Clemente
------------------------------   Chairman, President         December 28, 1995
Robert A. Clemente               CEO and Director


Principal Financial and
  Accounting Officer:

/s/ David J. Marczak
------------------------------   Chief Financial Officer,    December 28, 1995
David J. Marczak                 Secretary, Treasurer
                                 and Director


/s/ Gregory Adamczyk
------------------------------   Director                    December 28, 1995
Gregory Adamczyk


/s/ Rocco Pollifrone
------------------------------   Director                    December 28, 1995
Rocco Pollifrone


/s/ Orville K. Thompson
------------------------------   Director                    December 28, 1995
Orville K. Thompson


/s/ Richard Thompson
------------------------------   Director                    December 28, 1995
Richard Thompson

INDEPENDENT AUDITORS' REPORT


Stockholders and Board of Directors
Secom General Corporation
Novi, Michigan

We have audited the accompanying consolidated balance sheets of Secom General Corporation and subsidiaries as of September 30, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1995. Our audits also included the financial statement schedule listed in the Index at
Item 14(a)(1) of Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Secom General Corporation and subsidiaries at September 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

/s/ Deloitte & Touche LLP


December 27, 1995
Detroit, Michigan


SECOM GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1995 AND 1994
---------------------------------------------------------------------------------------

ASSETS                                                        1995             1994
                                                              ----             ----
CURRENT ASSETS:
  Cash                                                    $     13,700     $      9,300
  Receivables:
    Trade (net of allowances of $93,500 and $78,800)         4,484,800        4,277,200
    Other                                                      320,600          386,000
  Inventories (Note 3)                                       3,935,700        4,070,000
  Prepaids and other                                           727,800          366,200
  Deferred tax assets (Note 11)                                542,700          280,000
                                                          ------------     ------------
           Total current assets                             10,025,300        9,388,700

PROPERTY, PLANT AND EQUIPMENT, NET (Note 4)                 14,583,600       15,728,800

INTANGIBLE ASSETS (Note 1)                                   2,071,300        2,527,700

OTHER ASSETS                                                   266,900          181,200
                                                          ------------     ------------

TOTAL ASSETS                                              $ 26,947,100     $ 27,826,400
                                                          ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term obligations (Note 5)    $  5,633,400     $  5,256,700
  Trade accounts payable                                     2,065,500        2,628,400
  Accrued liabilities                                        1,197,100        1,237,200
                                                          ------------     ------------
           Total current liabilities                         8,896,000        9,122,300

LONG-TERM OBLIGATIONS (Note 5)                               4,621,700        7,089,300

DEFERRED TAX LIABILITIES (Note 11)                           1,518,900        1,778,100
                                                          ------------     ------------
           Total liabilities                                15,036,600       17,989,700

STOCKHOLDERS' EQUITY (Notes 6, 8 and 9):
  Common stock, $.10 par value, 10,000,000
    shares authorized; outstanding:
    1995, 4,276,200 shares;
    1994, 3,700,500 shares                                     427,600          370,100
  Additional paid-in capital                                16,478,900       15,666,900
  Accumulated deficit                                       (4,996,000)      (6,200,300)
                                                          ------------     ------------
           Total stockholders' equity                       11,910,500        9,836,700
                                                          ------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 26,947,100     $ 27,826,400
                                                          ============     ============

See notes to consolidated financial statements.


SECOM GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993
----------------------------------------------------------------------------------------------------------------------

                                                                             1995            1994           1993
                                                                             ----            ----           ----
NET SALES                                                                $ 36,276,200    $ 32,570,900    $ 29,356,000

COST OF SALES                                                              29,016,100      26,048,200      23,712,700
                                                                         ------------    ------------    ------------

GROSS PROFIT                                                                7,260,100       6,522,700       5,643,300

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                5,282,300       4,801,500       5,071,500
                                                                         ------------    ------------    ------------

INCOME FROM OPERATIONS                                                      1,977,800       1,721,200         571,800

OTHER INCOME (EXPENSE):
  Interest                                                                 (1,137,800)       (952,500)       (894,700)
  Other, net                                                                   (8,400)        385,600         310,200
                                                                         ------------    ------------    ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                                         831,600       1,154,300         (12,700)

INCOME TAX BENEFIT (EXPENSE) (Note 11)                                        372,700         (60,800)
                                                                         ------------    ------------    --------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                                    1,204,300       1,093,500         (12,700)

DISCONTINUED OPERATIONS (Note 2):
  Loss from operations of discontinued subsidiary                                                          (1,198,800)
  Loss on disposal of subsidiary, including provision of
    $249,000 for operating losses during phase-out period
    (less applicable income tax benefit of $125,300)                                                       (2,441,000)
                                                                         ------------    ------------    ------------

NET INCOME (LOSS)                                                        $  1,204,300    $  1,093,500    $ (3,652,500)
                                                                         ============    ============    ============

EARNINGS (LOSS) PER COMMON SHARE (Note 1):
    Income from continuing operations                                    $       0.28    $       0.29
    Loss from operations of discontinued subsidiary                                                      $      (0.42)
    Loss on disposal of discontinued subsidiary                                                                 (0.85)
                                                                         ------------    ------------    ------------

NET INCOME (LOSS) PER COMMON SHARE                                       $       0.28    $       0.29    $      (1.27)
                                                                         ============    ============    ============

WEIGHTED AVERAGE SHARES  OUTSTANDING (Note 1)                               4,284,200       3,795,200       2,863,200
                                                                         ============    ============    ============

See notes to consolidated financial statements.


SECOM GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993
---------------------------------------------------------------------------------------------------------------------------------

                                                              Common Stock            Additional
                                                        ------------------------        Paid-in      Accumulated
                                                          Shares        Amount          Capital         Deficit         Total
                                                          ------        ------        ----------     -----------        -----
BALANCE, SEPTEMBER 30, 1992                             2,821,300    $    282,100    $ 15,370,200    $ (3,641,300)   $ 12,011,000

  Exercise of options                                       1,000             100           4,900                           5,000

  Issuances to 401(k) plan (employer match and
    employee elections)                                   103,600          10,400         325,400                         335,800

  Stock retirement                                        (25,000)         (2,500)       (122,500)                       (125,000)

  Net loss                                                                                             (3,652,500)     (3,652,500)
                                                        ---------    ------------    ------------    ------------    ------------

BALANCE, SEPTEMBER 30, 1993                             2,900,900         290,100      15,578,000      (7,293,800)      8,574,300

  Issuances for settlement of stock guarantees            711,900          71,200         (85,500)                        (14,300)

  Issuances to 401(k) plan (employer match and
    employee elections)                                    37,700           3,800          79,400                          83,200

  Private placements                                       50,000           5,000          95,000                         100,000

  Net income                                                                                            1,093,500       1,093,500
                                                        ---------    ------------    ------------    ------------    ------------

BALANCE, SEPTEMBER 30, 1994                             3,700,500         370,100      15,666,900      (6,200,300)      9,836,700

  Exercise of stock warrant                               500,000          50,000         950,000                       1,000,000

  Issuances to 401(k) plan (employer match and
    employee elections)                                    42,300           4,200          79,900                          84,100

  Issuances for compensation                               41,800           4,100          79,500                          83,600

  Stock retirements, net                                   (8,400)           (800)        (31,000)                        (31,800)

  Note issued for settlement of stock guarantee                                          (266,400)                       (266,400)

  Net income                                                                                            1,204,300       1,204,300
                                                        ---------    ------------    ------------    ------------    ------------

BALANCE, SEPTEMBER 30, 1995                             4,276,200    $    427,600    $ 16,478,900    $ (4,996,000)   $ 11,910,500
                                                        =========    ============    ============    ============    ============

See notes to consolidated financial statements.


SECOM GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993
-----------------------------------------------------------------------------------------------------------------------------

                                                                                       1995           1994           1993
                                                                                       ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income (loss) from continuing operations                                         $ 1,204,300    $ 1,093,500    $   (12,700)
  Adjustments to reconcile income (loss) from continuing
    operations to net cash provided by operations:
    Depreciation and amortization                                                    1,858,600      1,983,700      1,878,700
    Provision for (benefit from) deferred taxes                                       (521,900)        60,800
    Increase (decrease) in allowance for doubtful accounts                              17,000       (228,800)       277,000
    (Gain) loss on sales of assets                                                    (319,500)        14,100         24,500
    Stock issuances to 401(k) plan (employer match)                                     64,700        107,000        129,600
    Write-off of Triple Tool goodwill                                                  309,700
    Stock issuances for compensation                                                    83,600
    Changes in assets and liabilities that provided (used) cash, net of discontinued operations:
      Trade and other receivables                                                     (298,400)      (105,300)      (396,200)
      Inventories                                                                      134,300     (1,412,200)       314,300
      Prepaids and other                                                              (193,700)        30,300        (67,400)
      Other assets                                                                      78,300        (18,000)        44,800
      Trade accounts payable                                                          (491,400)      (984,400)     1,461,200
      Accrued liabilities                                                             (111,300)      (196,900)       229,300
      Other liabilities                                                                              (297,200)       327,000
    Net cash (used in) provided by discontinued operations                             (42,300)       309,400       (560,800)
                                                                                   -----------    -----------    -----------
           Net cash provided by operating activities                                 1,772,000        356,000      3,649,300

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from disposal of property, plant and equipment                              863,000        149,300        201,200
  Collections on notes receivable                                                        2,300         20,600         32,700
  Capital expenditures                                                              (1,359,200)      (907,900)    (3,741,000)
  Net cash provided by (used in) discontinued operations                                              149,200        (13,400)
                                                                                   -----------    -----------    -----------
          Net cash used in investing activities                                       (493,900)      (588,800)    (3,520,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in bank line of credit                                                    210,600         44,900        (92,500)
  Proceeds from long-term obligations and use of restricted cash                       273,100      2,469,400      2,673,000
  Proceeds from issuances of stock                                                                     61,700        222,300
  Retirements of common stock                                                          (12,500)                     (125,000)
  Payments on long-term obligations                                                 (1,634,000)    (1,065,000)    (1,989,800)
  Refund of restricted cash to bondholders                                                           (700,000)
  Payments on capital lease obligations                                               (110,900)      (234,400)      (326,800)
  Net cash used in discontinued operations                                                           (483,400)      (343,600)
                                                                                   -----------    -----------    -----------
           Net cash (used in) provided by financing activities                      (1,273,700)        93,200         17,600
                                                                                   -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH                                                          4,400       (139,600)       146,400

CASH, BEGINNING OF PERIOD                                                                9,300        148,900          2,500
                                                                                   -----------    -----------    -----------

CASH, END OF PERIOD                                                                $    13,700    $     9,300    $   148,900
                                                                                   ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for interest                                           $ 1,104,800    $   965,200    $   886,500
                                                                                   ===========    ===========    ===========

  Cash paid during the year for income taxes                                       $   120,000
                                                                                   ===========

See notes to consolidated financial statements.

SECOM GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993
-----------------------------------------------------------------------------

1.        SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

          Business - Secom General Corporation (the "Company") is a publicly-traded holding company with four wholly-owned subsidiaries supplying the automotive, truck, construction and consumer markets. The Company operates in the following two business segments:

          Tooling:
            Form Flow, Inc. ("Form Flow")
            L&H Die, Inc. ("L&H Die")
            Micanol, Inc. ("Micanol")
            Triple Technologies, Inc. ("Triple"), formerly known as Triple
              Tool (refer to Note 2)
          Metal Parts Forming -
            Uniflow Corporation ("Uniflow")

          Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

          Inventories are stated at the lower of cost or market, as determined under the first-in, first-out method.

          Property, Plant and Equipment are recorded at cost. The Company capitalizes, as additions, expenditures which extend the useful life or increase the value of related assets. Maintenance and repairs are charged to operating expense as incurred. Expenditures for repairs and maintenance for the three years ended September 30, 1995 were $408,400, $535,900 and $119,000, respectively. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

          Intangible Assets consisting of goodwill (cost in excess of net assets acquired) are generally amortized on a straight-line basis over 40 years. The carrying value of goodwill is evaluated periodically in relation to the operating performance of the underlying business and assets. Management has evaluated the carrying value of the goodwill, has made adjustments to such values as described in Note 2, and has determined at September 30, 1995 that remaining amounts are not impaired. Accumulated amortization was $664,000 and $208,000 as of September 30, 1995 and 1994, respectively.

          Income Taxes - Deferred income tax assets and liabilities are computed annually for differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

          Earnings (Loss) per Common Share is computed by dividing net income by the weighted average number of common and common equivalent shares (warrants and options to purchase common stock outstanding during the periods presented).

          New Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," was issued in March 1995. The Statement is effective for fiscal years beginning after December 15, 1995, and requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Statement is not expected to have a material effect on the Company's consolidated financial position or results of operations.

          SFAS No. 123, "Accounting for Stock-Based Compensation," was issued in October 1995. This Statement, which is effective for fiscal years beginning after December 15, 1995, establishes financial accounting and reporting standards for stock-based employee compensation plans and is not expected to have a material effect on the Company's consolidated financial position or results of operations.

          Noncash Transactions - The Company entered into the following noncash investing and financing transactions for the following years ended September 30 (in thousands):

                                                                                1995       1994       1993
                                                                               ------     ------     ------
          Cancellation of note in exchange for exercise of stock warrant       $1,000
          Notes receivable issued for sale of Triple equipment                    249
          Note payable issued for settlement of stock guarantee                   266
          Common stock issued for services or for reduction
            of other obligations                                                  148     $  107     $  130
          Note receivable and assumption of obligations from
            sale of Tri-Tec subsidiary                                                     1,191
          Capital lease obligations incurred                                                             98
          Note payable issued for repurchase of common stock and
            noncompete agreement                                                                        175

          Reclassifications - Certain amounts in the 1994 consolidated financial statements have been reclassified to conform with the presentation for 1995.

2.        DISCONTINUED AND DOWNSIZED OPERATIONS

          In the quarter ended September 30, 1993, the Company adopted a formal plan to discontinue operations of its Plastic Molded Products Segment, Tri-Tec. In the first quarter of 1994, Tri-Tec's inventories and machinery and equipment were sold for cash and notes receivable of $1,200,000 and the assumption of $838,000 of capital lease obligations. A loss of $2.4 million was recorded to writedown Tri-Tec's assets to net realizable value at September 30, 1993, which included a provision for losses during the period prior to sale. Tri-Tec's sales for the year ended September 30, 1993 was $6,686,000. At September 30, 1995 the Company was no longer an obligor or guarantor on leases assumed by the buyer of Tri-Tec.

          In the quarter ended June 30, 1995, the Company completed its downsizing of Triple by the sale of $725,800 (net book value) of equipment and the leasing of $342,000 (net book value) of equipment. The Company recorded a net gain of $2,500 on this transaction after writing down goodwill in the amount of $310,000 in connection with the downsizing. In June 1995, Triple's remaining operations, primarily electro-diode machining
          (EDM), contracts and the related equipment (net book value $341,000) were transferred to Form Flow. For the three years ended September 30, 1995, sales from Triple were $1,559,000, $2,500,000 and $2,323,000, respectively, and operating losses were $399,000, $50,200 and $626,000, respectively.

3.        INVENTORIES

          Inventories at September 30 consist of (in thousands):

                                       1995      1994
                                       ----      ----
          Raw materials               $  372    $  639
          Work-in-process              1,797     2,203
          Finished goods               1,767     1,228
                                      ------    ------

          Total                       $3,936    $4,070
                                      ======    ======

4.        PROPERTY, PLANT AND EQUIPMENT, NET

          Property, plant and equipment at September 30 consist of (in thousands):

                                            1995        1994          Life
                                            ----        ----          ----
          Machinery and equipment         $ 14,581    $ 15,393    2 to 20 years
          Building and improvements          4,714       4,459    3 to 30 years
          Land and improvements                540         540         N/A
          Furniture and fixtures               478         475    5 to 7  years
          Vehicles                             263         185    3 to 10 years
          Construction-in-progress             236          41         N/A
                                          --------    --------
                     Total                  20,812      21,093
          Less accumulated depreciation     (6,228)     (5,364)
                                          --------    --------

          Total                           $ 14,584    $ 15,729
                                          ========    ========

5.        LONG-TERM OBLIGATIONS

          Long-term obligations at September 30 consist of (in thousands):

                                                                           1995         1994
                                                                           ----         ----
          Bank line of credit (a)                                        $  3,776     $  3,566
          Real estate mortgage notes with bank (b)                          1,888        2,056
          Michigan Strategic Fund Limited Obligation Revenue Bonds (c)      2,500        2,900
          Equipment term notes with bank (d)                                1,176        1,767
          Equipment capital leases (e)                                        104          215
          Other notes payable (f)                                             811        1,842
                                                                         --------     --------
                     Total                                                 10,255       12,346
          Less current obligations                                         (5,633)      (5,257)
                                                                         --------     --------

          Long-term obligations                                          $  4,622     $  7,089
                                                                         ========     ========

          (a) The bank line of credit, due on demand, permits borrowings of $4.5 million at September 30, 1995. The line of credit is collateralized by accounts receivable and inventory and borrowings are limited to stated percentages of accounts receivable and inventory. Interest rate is prime rate plus 1.5%. The line of credit agreement prohibits the payment of cash dividends and requires the Company to maintain specific financial covenants including minimum tangible equity, working capital, and cash flow. The Company was in compliance with all financial covenants at September 30, 1995.



          (b) Real estate mortgage notes with bank are collateralized by land and buildings with a net book value of $2,771,600. Interest is prime rate plus 2%. Notes mature in 1997 and 2001. Payments due are as follows: 1996, $175,000; 1997,
                   $1,373,000; 1998, $29,000; 1999, $29,000; 2000, $29,000;
                   thereafter, $253,000.

          (c) In June 1992, the Michigan Strategic Fund sold $4,000,000 of its Limited Obligation Revenue Bonds and loaned the proceeds to Uniflow for the purchase of equipment and the construction of a manufacturing facility. The bonds require monthly interest payments and annual principal installments through June 1, 2002. Under the terms of the Company's bank credit agreement, $700,000 of unexpended bond proceeds was returned to the bondholders in 1994. The bonds bear interest at the rate of approximately 2% below the prime rate and are collateralized by buildings and equipment with a net book value of $3,962,300. Payments due are as follows: 1996, $400,000; 1997, $400,000; 1998, $400,000;
                   1999, $500,000; 2000, $500,000; thereafter, $300,000.

          (d) Equipment term notes with bank are collateralized by equipment with a net book value of $6,768,100. Interest is prime rate plus 2%. Maturity dates range from 1996 to 1998. Payments due are as follows: 1996, $759,000; 1997, $396,000; 1998, $21,000.

          (e) Interest rates on equipment capital leases range from 6.6% to 10.6%. The leases expire in 1996 and 1997. Payments due are as follows: 1996, $72,000; 1997, $32,000.

          (f) Interest rates on other notes payable range from 4.9% to 12%. At September 30, 1995, amount includes $336,200 in trade installment notes collateralized by specific equipment and at September 30, 1994 amount includes a related party note payable of $1,000,000 (refer to Note 6). Maturity dates range from 1996 to 2000. Payments due are as follows: 1996, $451,000; 1997, $248,000; 1998, $33,000;
                   1999, $18,000; 2000, $61,000.

          The prime rate at September 30, 1995 and 1994 was 8.75% and 7.75%, respectively. The weighted average interest rate on short-term obligations at September 30, 1995 was approximately 10.3%

          Payments on long-term obligations for the next five years are as follows (in thousands):

                         1996                   $5,633
                         1997                    2,449
                         1998                      483
                         1999                      547
                         2000                      590
                         Thereafter                553

          Subsequent to September 30, 1995, the Company and its primary lender (1) extended its $4.5 million bank line of credit agreement through December 1996, with terms substantially the same as the previous terms, (2) established a $1 million equipment line of credit, (3) extended Uniflow's $1.4 million real estate note through December 1996 and (4) financed a land and building purchase for $320,000 by establishing an $800,000 mortgage note covering the new property and two adjacent buildings already owned by the Company. In addition, the interest rate on the line of credit and other debt with the primary lender was reduced to 1/4% and 3/4% over the prime rate, respectively.

6.        RELATED PARTY TRANSACTIONS

          In December 1993, the Company issued a $1,000,000 subordinated note payable, maturing December 1, 1995 and requiring payment of interest only, at the prime rate plus 3%, to Manubusiness Opportunities, Inc. ("MOI"), an entity controlled by three directors of the Company. MOI also received warrants and options to purchase 1.7 million shares of common stock, as follows:
          500,000 shares that expire in one year with an exercise price of $2 per share, 500,000 shares that expire in two years with an exercise price of $2 per share, and 500,000 shares that expire in three years with an exercise price of $3 per share and 200,000 options that expire in five years with an exercise price of $2.63 per share. In November 1994, MOI exercised its first warrant to acquire 500,000 shares of common stock in exchange for the cancellation of the $1,000,000 note. In November 1995, MOI exercised its second warrant to acquire 500,000 shares of common stock in exchange for a payment of $1,000,000. Included in accrued liabilities at September 30, 1995 and 1994, is $125,000 and $95,000, respectively, of interest on the above note payable.

          In connection with the 1991 acquisition of Uniflow, an officer of the Company received 135,600 shares of common stock for his 15.8% Uniflow ownership. His consideration was determined on the same basis as that paid to all other Uniflow stockholders. The shares he received were subject to a certain guarantee provision. This guarantee right to realize $7.17 per share on his 135,600 shares was exchanged for 168,000 additional shares of common stock in 1993. The shares of common stock received for extinguishment of his guarantee right were calculated on the same basis as offered to all other stockholders who had guarantee rights.

          In October 1993, a former director loaned $100,000 to the Company due on demand. The loan, subject to a bank subordination agreement, bears interest at the prime rate plus 2%.

7.        LEASES

          The Company leased certain manufacturing facilities under noncancelable operating leases. Rental expense for continuing operations was $36,000, $106,000 and $104,000 for the years ended September 30, 1995, 1994 and 1993, respectively. As of September 30, 1995, the Company was not obligated under any material noncancelable operating leases.

          Machinery and equipment includes assets under capital leases having a total cost of $438,700 and $635,500 and accumulated amortization of $156,700 and $150,300, respectively, at September 30, 1995 and 1994.

          Annual payments due on the capital leases are as follows (in thousands):

                    1996                        $  79
                    1997                           32
                                                -----
                        Total                     111
                    Less imputed interest          (7)
                                                -----

                    Total                       $ 104
                                                =====

8.        STOCK OPTIONS

          In 1991, the Board of Directors (the "Board") adopted a nonqualified stock option plan (the "1991 Plan"). The 1991 Plan authorizes the Board to grant options to purchase a maximum of 400,000 shares of common stock to employees. Transactions under the 1991 Plan are summarized as follows:

                                                       Shares         Price
                                                       ------         -----
          Options outstanding September 30, 1993       32,000      3.00 - 5.00
          Options granted                             182,500      2.62 - 2.75
          Options terminated                          (35,750)     2.62 - 5.00
          Options outstanding September 30, 1994      178,750      2.62 - 3.00
          Options terminated                          (16,250)        2.62
          Options outstanding September 30, 1995      162,500      2.62 - 3.00



          During the year ended September 30, 1995, 5,500 options that had been issued in 1992, outside of the 1991 Plan, were terminated and none of those options remain outstanding.

9.        COMMON STOCK PRICE GUARANTEES

          The Company is contingently liable under stock price guarantees issued in connection with 1991 private stock placements. Under the agreements, the holder is entitled to the shortfall between the amount realized from sale of the shares during the guarantee period and the guaranteed price of the share. The Company agreed to payment terms with a holder of a stock price guarantee in the first quarter of 1995 with the issuance of a note payable of $266,000 to be paid over 30 months. At September 30, 1995, the Company has approximately 30,000 shares remaining that are subject to guarantees with a maximum guarantee amount of approximately $216,000.

10.       EMPLOYEE BENEFIT PLAN

          The Company maintains a defined contribution 401(k) plan to which it contributes stock on a discretionary basis. The cost of the stock contributed to the Plan resulted in a charge to expense of $116,000, $107,000, and $129,000 for the years ended September 30, 1995, 1994 and 1993, respectively.

11.       INCOME TAXES

          The provision for income taxes consists of the following for the years ended September 30:


                                               1995           1994           1993
                                               ----           ----           ----
          Current (expense)                 $(149,200)
          Deferred benefit (expense)          521,900      $ (60,800)     $ 125,000
                                            ---------      ---------      ---------

          Income tax benefit (expense)      $ 372,700      $ (60,800)     $ 125,000
                                            =========      =========      =========

          Temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

                                                                                 September 30
                                                                         ---------------------------
                                                                              1995          1994
                                                                              ----          ----
          Deferred tax assets:
            Alternative minimum tax carryforwards                        $   137,200    $    43,300
            Tax credit carryforwards                                         108,400        108,400
            Secom net operating loss carryforward                             45,200        532,100
            Net operating loss carryforwards of acquired companies           544,500        717,300
            Reserves                                                         159,100         41,600
            Other                                                             17,000         72,300
                                                                         -----------    -----------
                     Total deferred tax assets                             1,011,400      1,515,000
          Less valuation allowance                                          (468,700)    (1,235,000)
                                                                         -----------    -----------
                     Net deferred tax assets                                 542,700        280,000
          Current portion                                                    542,700        280,000
                                                                         -----------    -----------

          Long-term portion                                                  None           None
                                                                         ===========    ===========

          Deferred tax liabilities:
            Depreciation                                                 $   488,100    $   373,400
            Book and tax basis differences from business combinations        988,200      1,404,700
            Other                                                             42,600
                                                                         -----------    -----------
                     Total deferred tax liabilities                        1,518,900      1,778,100
          Current portion                                                    None           None
                                                                         -----------    -----------

          Long-term portion                                              $ 1,518,900    $ 1,778,100
                                                                         ===========    ===========

          During 1995 and 1994, certain tax benefits from net operating losses and temporary differences creating deferred tax assets have been reserved with a valuation allowance due to their uncertainty of realization.

          Remaining net operating loss carryforwards as of September 30, 1995 are available for offset against future taxable earnings through the year 2007, subject to annual limitations as set forth in the Internal Revenue Code.

          A reconciliation of the Company's statutory income tax liability computed on pre-tax income to the recorded income tax provision for the year ended September 30 is as follows:

                                                                            1995          1994
                                                                            ----          ----
          Statutory income tax liability                                 $(283,300)     $(430,000)
          Change in valuation allowance                                    766,000         30,000
          Nondeductible goodwill amortization                             (128,000)       (23,000)
          Book and tax basis differences from business combinations         40,000        383,000
          Nondeductible other expenses                                     (22,000)       (20,800)
                                                                         ---------      ---------

          Income tax benefit (expense)                                   $ 372,700      $ (60,800)
                                                                         =========      =========

12.       CONTINGENCIES

          The Company is involved in certain legal proceedings arising in the normal course of business. In the opinion of management, based on the opinion of counsel, the outcome of such litigation will not have a material adverse effect on the Company's consolidated financial position or results of operations.

13.       SEGMENT INFORMATION

          The following business segment information is applicable to continuing operations (in thousands):


                                                Metal                     Eliminations
                                                Parts                          and
                                               Forming        Tooling       Corporate    Consolidated
                                               -------        -------     ------------   ------------
          September 30, 1995:
            Net sales                          $ 17,630       $ 20,659      $ (2,013)      $ 36,276
            Income from operations                  275          2,457          (754)         1,978
            Identifiable assets                  14,444          8,852         3,651         26,947
            Depreciation and amortization         1,151            671            37          1,859
            Capital expenditures                    592            751            16          1,359

          September 30, 1994:
            Net sales                          $ 16,052       $ 19,143      $ (2,624)      $ 32,571
            Income from operations                  177          3,008        (1,464)         1,721
            Identifiable assets                  15,856          8,119         3,851         27,826
            Depreciation and amortization         1,273            598           113          1,984
            Capital expenditures                    570            330             8            908

          September 30, 1993:
            Net sales                          $ 13,723       $ 18,360      $ (2,727)      $ 29,356
            Income from operations                 (202)         2,502        (1,728)           572
            Identifiable assets                  16,937          7,656         6,698         31,291
            Depreciation and amortization         1,121            592           166          1,879
            Capital expenditures                  3,348            368            25          3,741


SECOM GENERAL CORPORATION AND SUBSIDIARIES

SELECTED FINANCIAL DATA (UNAUDITED)
-------------------------------------------------------------------------------------------------------------

                                                                       Year Ended September 30
                                                     --------------------------------------------------------
                                                        1995        1994       1993        1992        1991
                                                        ----        ----       ----        ----        ----
                                                            (In thousands; except per share amounts)
INCOME STATEMENT DATA

NET SALES                                            $ 36,276    $ 32,571    $ 29,356    $ 27,574    $ 14,359

INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                     831       1,154         (13)        295       1,095

INCOME TAX BENEFIT (EXPENSE)                              373         (61)                    (80)       (375)
                                                     --------    --------    --------    --------    --------

INCOME (LOSS) FROM CONTINUING OPERATIONS                1,204       1,093         (13)        215         720

INCOME (LOSS) FROM DISCONTINUED OPERATIONS,
  NET OF INCOME TAXES (1)                                                      (3,640)         38           8
                                                     --------    --------    --------    --------    --------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE                1,204       1,093      (3,653)        253         728

EXTRAORDINARY ITEM, UTILIZATION OF NET
  OPERATING LOSS CARRYFORWARD                                                                             375

CUMULATIVE EFFECT OF CHANGE IN METHOD OF
  ACCOUNTING FOR INCOME TAXES (2)                                                             379
                                                     --------    --------    --------    --------    --------

NET INCOME (LOSS)                                    $  1,204    $  1,093    $ (3,653)   $    632    $  1,103
                                                     ========    ========    ========    ========    ========

BALANCE SHEET DATA

TOTAL ASSETS                                         $ 26,947    $ 27,826    $ 31,291    $ 33,924    $ 24,435

LONG-TERM OBLIGATIONS                                   4,622       7,089       7,123      10,519       7,117

STOCKHOLDERS' EQUITY                                   11,910       9,837       8,574      12,011       9,626

COMMON STOCK SHARES OUTSTANDING (3)                     4,276       3,701       2,901       2,821       2,192

EARNINGS (LOSS) PER COMMON SHARE (3):
  Continuing operations                              $   0.28    $   0.29                $   0.08    $   0.43
  Discontinued operations                                                    $  (1.27)       0.01        0.01
  Extraordinary item                                                                                     0.23
  Change in method of accounting for income taxes                                            0.14
                                                     --------    --------    --------    --------    --------

NET INCOME (LOSS) PER COMMON SHARE                   $   0.28    $   0.29    $  (1.27)   $   0.23    $   0.67
                                                     ========    ========    ========    ========    ========

EQUITY PER COMMON SHARE                                  2.79        2.66        2.96        4.26        4.39

CURRENT RATIO                                            1.13        1.03        0.82        0.96        1.26

LONG-TERM OBLIGATIONS TO STOCKHOLDERS' EQUITY            0.39        0.72        0.83        0.88        0.74

RETURN ON ASSETS                                            4 %         4 %                     2 %         5 %

RETURN ON STOCKHOLDERS' EQUITY                             10 %        11 %                     5 %        11 %

(1) See note 2 to the consolidated financial statements regarding discontinued operations.

(2) Adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," effective October 1, 1991.

(3) Restated for the 10% stock dividends distributed in 1991 and 1992.


SECOM GENERAL CORPORATION AND SUBSIDIARIES

SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)
-------------------------------------------------------------------------------------------------------

                                                       Quarter Ended
                      ---------------------------------------------------------------------------------
                                       1995                                      1994
                      ---------------------------------------   ---------------------------------------
                      September    June     March    December   September   June     March     December
                        1995       1995     1995       1994        1994     1994     1994        1993
                      ---------    ----     -----    --------   ---------   ----     -----     --------
                                           (In thousands; except per share amounts)
NET SALES              $ 8,200   $ 9,915   $ 9,863    $ 8,298    $ 8,515   $ 8,245   $ 8,242    $ 7,569

GROSS PROFIT             1,566     2,338     2,193      1,163      1,374     1,754     1,771      1,624

INCOME (LOSS)
  BEFORE INCOME
  TAXES                    171       545       424       (308)       105       351       437        261

INCOME TAX
  BENEFIT (EXPENSE)        255        80       (48)        85        161        42      (160)      (104)
                       -------   -------   -------    -------    -------   -------   -------    -------

NET INCOME (LOSS)      $   426   $   625   $   376    $  (223)   $   266   $   393   $   277    $   157
                       =======   =======   =======    =======    =======   =======   =======    =======

EARNINGS (LOSS) PER
  COMMON SHARE -

  Net income (loss)    $  0.10   $  0.14   $  0.09    $ (0.05)   $  0.07   $  0.10   $  0.07    $  0.05
                       =======   =======   =======    =======    =======   =======   =======    =======

PRICE RANGE OF
  COMMON STOCK:
  High bid             $  4.09   $  2.50   $  2.62    $  3.00    $  3.25   $  3.38   $  3.50    $  3.75
  Low bid                 2.25      1.62      1.62       2.00       2.50      2.38      2.44       2.25


SECOM GENERAL CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
-----------------------------------------------------------------------------------------------------------------------
Column A                                       Column B          Column C - Additions         Column D        Column E
                                              Balance at      Charged to     Charged to                      Balance at
                                              Beginning        Cost and        Other         Deductions -      End of
Description                                    of Year         Expenses       Accounts       Write Offs         Year
                                              ----------      ----------     ----------      -----------     ----------
Allowance for doubtful accounts:
  Year ended September 30, 1993              $   30,600      $  297,100                      $   20,100      $  307,600
  Year ended September 30, 1994                 307,600           9,400                         238,200          78,800
  Year ended September 30, 1995                  78,800         127,500                         112,800          93,500

Inventory reserve:
  Year ended September 30, 1993                  59,000         120,500                                         179,500
  Year ended September 30, 1994                 179,500           7,500                         126,000          61,000
  Year ended September 30, 1995                  61,000          15,000                                          76,000

Deferred tax asset valuation allowance:
  Year ended September 30, 1993                 227,000       1,038,000                                       1,265,000
  Year ended September 30, 1994               1,265,000                                          30,000       1,235,000
  Year ended September 30, 1995               1,235,000                                         766,300         468,700
