Form 10-Q
period 1995-12-31
SECOM GENERAL CORP
filed 1996-02-14
CIK 790375

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                      For Quarter Ended December 31, 1995
                        Commission File Number 0-14299


                           SECOM GENERAL CORPORATION
                           -------------------------
            (Exact name of registrant as specified in its charter)


              DELAWARE                                    87-0410875
              --------                                    ----------
   (State or other jurisdiction of               (I.R.S. Employer I.D. Number)
    incorporation or organization)


       46035 GRAND RIVER AVENUE                              48374
       ------------------------                              -----
(Address of principal executive offices)                   (Zip Code)


                Registrant's telephone number:   (810-305-9410)
                                                 --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirement for the past 90 days.

                            YES __X__     NO _____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


            Title of Class               Number of Shares Outstanding
             Common Stock                          4,775,700
      (par value $.10 per share)

                           SECOM GENERAL CORPORATION

                                   FORM 10-Q

                                     INDEX


                                                                         Page
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

              Consolidated Balance Sheets                                  1

              Consolidated Statements of Operations                        3

              Consolidated Statements of Cash Flows                        4

              Notes to Interim Consolidated Financial Statements           5

Item 2.   Management's Discussion & Analysis of Financial Condition
            and Results of Operations                                      8


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                               12

Item 2.   Changes in Securities                                           12

Item 3.   Defaults Upon Senior Securities                                 12

Item 4.   Submission of Matters to a Vote of Security Holders             12

Item 5.   Other Information                                               12

Item 6.   Exhibits and Reports on Form 8-K                                12

                                    ASSETS

                                                         DEC 31 1995        SEP 30 1995
                                                         ------------       ------------
CURRENT ASSETS

     Cash                                                $      7,100       $     13,700

     Accounts receivable, net                               3,920,900          4,484,800

     Other receivables                                        183,800            320,600

     Inventories                                            3,997,700          3,935,700

     Prepaids and other                                       655,800            727,800

     Deferred tax asset                                       520,700            542,700
                                                         ------------       ------------
          TOTAL CURRENT ASSETS                           $  9,286,000       $ 10,025,300


     Property, plant & equipment, net                      14,724,900         14,583,600

     Intangible assets                                      2,052,000          2,071,300

     Other assets                                             327,000            266,900
                                                         ------------       ------------
           TOTAL ASSETS                                  $ 26,389,900       $ 26,947,100
                                                         ============       ============

See notes to consolidated financial statements.


                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         DEC 31 1995        SEP 30 1995
                                                         ------------       ------------
CURRENT LIABILITIES
   Bank line of credit                                   $  2,546,800       $  3,776,300

   Current maturities of long term obligations              1,846,900          1,857,100

   Trade accounts payable                                   1,931,100          2,065,500

   Accrued expenses                                           948,400          1,197,100

                                                         ------------       ------------
     TOTAL CURRENT LIABILITIES                           $  7,273,200       $  8,896,000

   Long term obligations, net of current maturities         4,646,900          4,621,700

   Deferred tax liabilities                                 1,518,900          1,518,900
                                                         ------------       ------------
     TOTAL LIABILITIES                                   $ 13,439,000       $ 15,036,600
                                                         ------------       ------------

   Stockholders' equity common stock, $.10 par
     value 10,000,000 shares authorized:
     December 31, 1995 - 4,775,700 shares
     September 30, 1995 - 4,276,200 shares                    477,600            427,600

   Additional paid-in capital                              17,427,700         16,478,900

   Accumulated deficit                                     (4,954,400)        (4,996,000)
                                                         ------------       ------------
     TOTAL STOCKHOLDERS' EQUITY                            12,950,900         11,910,500
                                                         ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 26,389,900       $ 26,947,100
                                                         ============       ============

See notes to consolidated financial statements.


                           STATEMENTS OF OPERATIONS

                                                    Three Months      Three Months
                                                        Ended             Ended
                                                     Dec 31 1995       Dec 31 1994
                                                     -----------       -----------
NET SALES                                            $ 7,259,600       $ 8,297,400

COST OF SALES                                          5,886,500         7,134,500
                                                     -----------       -----------
GROSS PROFIT                                           1,373,100         1,162,900

GENERAL AND ADMINISTRATIVE EXPENSES                    1,146,400         1,239,300
                                                     -----------       -----------
OPERATING INCOME (LOSS)                                  226,700           (76,400)

OTHER INCOME (EXPENSE)
   Interest                                             (223,100)         (291,600)
   Miscellaneous income                                   61,200            59,600
                                                     -----------       -----------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES           64,800          (308,400)

INCOME TAX BENEFIT (EXPENSE)                             (22,000)           85,300
                                                     -----------       -----------
NET INCOME (LOSS)                                    $    42,800       $  (223,100)
                                                     ===========       ===========
EARNINGS PER COMMON SHARE                            $      0.01       $     (0.05)
                                                     -----------       -----------
      NET INCOME (LOSS)                              $      0.01       $     (0.05)
                                                     ===========       ===========
WEIGHTED AVERAGE SHARES OUTSTANDING                    4,611,200         4,119,900

See notes to consolidated financial statements.


                           STATEMENTS OF CASH FLOWS

                                                                          Three Months      Three Months
                                                                              Ended             Ended
                                                                           Dec 31 1995       Dec 31 1994
                                                                           -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income (loss) from operations                                            $    42,800       $  (223,100)

  Adjustments to reconcile net income to net cash used in operations:
    Depreciation and amortization                                              510,500           477,700
    Provision for (benefit from) deferred taxes                                 22,000           (85,300)
    Decrease in allowance for doubtful accounts                                (16,000)           (1,300)
    (Gain)  loss on sales of assets                                                300              (500)
    Stock issuances to 401(k) plan                                                                23,000

  Changes in assets and liabilities that provided (used) cash:
    Accounts and other receivables                                             676,800           309,100
    Inventories                                                                (61,900)         (283,700)
    Prepaids                                                                                      36,100
    Other assets                                                                (6,900)           (4,900)
    Accounts payable                                                          (120,800)          (84,200)
    Accrued liabilities                                                       (248,700)           (9,700)
    Other liabilities                                                                             (8,400)
  Net cash provided by (used in) discontinued operations                        58,400           (42,600)
                                                                           -----------       -----------
Net cash provided by operating activities                                      856,500           102,200
                                                                           -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from the disposal of property,
    plant & equipment                                                              400               500
  Collections on notes receivable                                                4,600
  Capital expenditures                                                        (653,600)         (330,100)
                                                                           -----------       -----------
Net cash used in investing activities                                         (648,600)         (329,600)
                                                                           -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Net change in bank line of credit                                         (1,229,500)          488,600
  Proceeds from long-term notes payable                                        394,900            71,300
  Proceeds from issuances of common stock                                    1,000,000             3,200
  Payments on long-term notes payable                                         (357,200)         (307,100)
  Payments on capital lease obligations                                        (22,700)          (30,000)
                                                                           -----------       -----------
Net cash provided from (used in) financing activities                         (214,500)          226,000
                                                                           -----------       -----------
NET DECREASE IN CASH                                                            (6,600)           (1,400)

CASH, BEGINNING OF PERIOD                                                       13,700             9,300
                                                                           -----------       -----------
CASH, END OF PERIOD                                                        $     7,100       $     7,900
                                                                           ===========       ===========
OTHER CASH FLOW INFORMATION - INTEREST PAID                                $   243,800       $   257,800
                                                                           ===========       ===========

See notes to consolidated financial statements.


                           SECOM GENERAL CORPORATION
              Notes to Interim Consolidated Financial Statements


NOTE 1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

General

The consolidated financial statements included herein have been prepared by Secom General Corporation (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate so that the information presented is not misleading. In the opinion of management, the financial statements as of December 31, 1995 reflect all adjustments (normal recurring accruals) which are necessary to present a fair statement of the results for the period then ended. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 10-K for the fiscal year ended September 30, 1995.

Business

The Company is a publicly-traded holding company with four wholly-owned operating subsidiaries that are aligned in two business segments. In June 1995, the Company's Triple Technologies subsidiary (formerly "Triple Tool", referred to herein as "Triple") was downsized and moved into Form Flow's facilities.

Metal Parts Forming

  *  Uniflow Corporation ("Uniflow")

Tooling

  *  Form Flow, Inc. ("Form Flow")
  *  L&H Die, Inc. ("L&H Die")
  *  Micanol, Inc. ("Micanol")

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


NOTE 3. INVENTORIES

Inventories at December 31, 1995 and September 30, 1995 are summarized as follows:

                                          DEC. 31, 1995          SEPT. 30, 1995
                                          -------------          --------------
Raw materials                               $  387,500             $  372,000
Work-in-process                              1,592,300              1,796,800
Finished goods                               2,017,900              1,766,600
                                            ----------             ----------
                                            $3,997,700             $3,935,700
                                            ==========             ==========


NOTE 4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 1995 and September 30, 1995 are summarized as follows (in thousands):

                                        Dec. 31,     Sept. 30,
                                          1995         1995       Life
                                        --------     --------     ----
Machinery                               $ 14,491     $ 14,581     2 to 20 years
Buildings and improvements                 5,051        4,714     3 to 30 years
Land                                         572          540     n/a
Furniture and fixtures                       500          478     5 to 7 years
Vehicles                                     266          263     3 years
Construction in progress                     390          236     n/a
                                        --------     --------
Total                                     20,364       20,812
Accumulated depreciation                  (6,546)      (6,228)
                                        --------     --------
Net property, plant and equipment       $ 14,725     $ 14,584
                                        ========     ========

NOTE 5. LONG TERM DEBT AND LINE OF CREDIT

Long term debt consists of real estate mortgages, equipment term notes and bonds, equipment capital leases and subordinated loans. Scheduled principal payments due for the next year are approximately $1.8 million.

In addition to long term debt, the Company and its subsidiaries have a $4.5 million bank line of credit collateralized by all accounts receivable and inventories. Borrowings on the line ($2.55 million and $3.78 million at December 31, 1995 and September 30, 1995, respectively) are limited to stated percentages of receivables and inventories and are due on demand. The interest rates on the bank line of credit and term debt are based on, among other things, the Company's debt to equity position. The current rate on the line of credit is prime plus 1/4% and the rate on bank term debt is prime plus 3/4%.


NOTE 6. RELATED PARTY TRANSACTIONS

In November 1995, Manubusiness Opportunities, Inc. ("MOI") exercised a stock warrant to acquire 500,000 shares of common stock in exchange for $1 million paid to the Company. MOI is an entity controlled by three Directors of the Company. For additional information about the Company's relationship with MOI, refer to the Company's Form 10-K for the year ended September 30, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                             RESULTS OF OPERATIONS

Overview

The Company operates in two segments: Metal Parts Forming and Tooling. The Metal Parts Forming Segment manufactures cold headed and cold forged parts, while the Tooling Segment provides perishable tooling for the cold heading industry.

Net sales for the quarter were $7,259,600 compared to $8,297,400 in the same quarter of the prior year, for a decline of 12.5%. Sales decreased 16% in the Metal Parts Forming Segment (Uniflow) and 12% in the Tooling Segment. The lower sales for the period primarily reflects (1) lower orders for Uniflow's truck wheel studs and suspension ball joint housings; and, (2) the downsizing of Triple, which was moved to Form Flow in June 1995. Tooling sales actually increased 4% over the comparative period when adjusted for Triple, which had posted revenues of $726,000 in the prior period. In the coming months, Uniflow management does not anticipate any further decline in its sales of wheel studs or ball joint housings. With respect to new business, Uniflow has tentatively received a significant new sales order that is scheduled to commence in 1997. With respect to the Tooling sales outlook, management sees revenues remaining steady for the balance of the fiscal year.

Even though sales declined for the comparable period, net income for the quarter ended December 31, 1995 was $42,800, or one cent per share, compared to a net loss of $223,100, or 5 cents per share, for the same quarter last year. The improvement in operating results primarily reflects lower production related expenses at Uniflow.

Also during the quarter, the Company received $1 million in exchange for the issuance of 500,000 restricted shares of common stock. The transaction was made pursuant to a stock purchase warrant held by Manubusiness Opportunities, Inc. ("MOI"), a related party. For additional information about MOI, refer to the Company's Form 10-K for the year ended September 30, 1995.


                                SEGMENT REVIEW

Metal Parts Forming Segment (Uniflow)

(in thousands)
                                             Three Months Ended
                                  ----------------------------------------
                                      12/31/95               12/31/94
                                  -----------------      -----------------
                                  Amount        %        Amount        %
                                  ------      -----      ------      -----
Net sales                         $3,510      100.0      $4,196      100.0
Gross profit                         437       12.5          77        1.8
Operating expenses                   433       12.3         461       11.0
Operating profit (1)                   4        --         (384)      (9.2)

(1) Before interest, bad debt and unallocated corporate overhead expense.

ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The Metal Parts Forming Segment, comprised of Uniflow Corporation, manufactures metal parts from tube, bar and coil using cold forging and cold forming techniques. Primary parts currently manufactured are suspension ball joint housings, transmission gear housings, truck wheel bolts and various OEM cold forged and cold headed parts.

Uniflow's sales decreased 16.3% for the quarter ended December 31, 1995 compared to the same period in the prior year. The primary reasons for the sales decline were lower order volumes for truck wheel studs and suspension ball joint housings. In addition, the prior year quarterly sales reflected a catch-up of some orders that were past due at the time. Sales of Uniflow's truck wheel studs are primarily for the aftermarket, which are generally down when new truck sales are stronger, as they have been in recent months. With respect to suspension ball joint housings, certain customers have lost some of their aftermarket business, thereby resulting in lower continuing orders for Uniflow; while another customer resourced its business elsewhere due to price considerations. Sales orders directed to Uniflow's cold heading area remained weak during the period, as capacity usage on three primary machines (acquired in 1992) continued between 20% and 30%. With respect to new business starting later in the current fiscal year, management expects to begin production of an airbag housing part around June 1996. Management is also quoting a few variations of the airbag housing, which could result in substantial new business.

Subsequent to December 31, 1995, Uniflow was awarded a large contract for the manufacture of starter motor shafts. Although the Company is still negotiating final contract terms relating to the acquisition of new machinery necessary to manufacture the part, management expects to complete those discussions in the near term. Sales under the agreement would amount to an expected $2.5 million in revenue for 1997 and approximately $5 million annually for five years through 2002. Production for this order is projected to use 25 - 30% machine capacity on Uniflow's Formax 1250 cold heading machine. The new order also requires Uniflow to acquire approximately $4.5 million in secondary machining equipment necessary to make the part to specification.

Management's goal is to continue to increase new business on Uniflow's primary machines, which are its cold headers and hydraulic forging presses. As such, management is reorganizing its sales strategy through the use of specialized sales representatives, while directing internal sales engineering personnel to develop closer engineering contacts with current and prospective OEM accounts.

Uniflow's gross profit increased to 12.5% of sales compared to 1.8% for the same quarter last year. The improved gross profit is primarily the result of lower direct labor, production and material costs. Labor and production costs were lower due to improved production scheduling and job preparation (tooling, setup, etc.) and material costs were lower due to less scrap and better quality control.

Operating expense was 12.3% of sales for the current quarter compared to 11.0% of sales in the prior year quarter. The higher operating expense for the comparative periods primarily reflects the addition of management, engineering and quality personnel to a level that management believes is necessary to adequately manage and support Uniflow's current and prospective sales order base.

ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Tooling Segment

(in thousands)
                                             Three Months Ended
                                  ----------------------------------------
                                      12/31/95               12/31/94
                                  -----------------      -----------------
                                  Amount        %        Amount        %
                                  ------      -----      ------      -----
Net sales (1)                     $4,177      100.0      $4,735      100.0
Gross profit                         908       21.7       1,053       22.2
Operating expenses                   540       12.9         580       12.2
Operating profit (2)                 368        8.8         473       10.0

(1) includes intercompany activity.
(2) before interest, bad debt and unallocated corporate overhead expense.

The Tooling Segment ("Tooling"), comprised of Form Flow, L & H Die and Micanol, manufactures production tooling for the cold heading/forming industry.

Tooling sales decreased 11.8% in the current quarter compared to the same period last year, principally due to the downsizing of Triple in June 1995. Triple posted sales of $726,000 in the prior comparable quarter. Adjusted for the Triple sales, Tooling sales increased 3.6% for the comparable period; Form Flow and L & H Die sales increased and Micanol sales were lower. Micanol is attempting to increase sales by widening its expertise to include the production of carbide tooling. This transition is expected to take a few months, as training is required for various skilled machinists, among other things. Form Flow and L &H Die have had a strong presence in carbide tooling for years and management intends to use their resources to assist Micanol in its efforts to grow its carbide tooling business. Overall, management believes sales for the Tooling Segment will remain steady for the remainder of the 1996 fiscal year.

The gross profit percentage for the current quarter was 21.7% of sales compared to 22.2% of sales in the same quarter last year. The small decline in gross profit for the comparative quarter primarily reflects higher factory costs necessary to complete orders processed during the period.

Operating expense was 12.9% of sales in the current quarter was fairly comparable to the 12.2% incurred in the same quarter last year.


Corporate Overhead, Interest Expense and Federal Income Taxes

Unallocated corporate overhead was $176,200 for the quarter ended December 31, 1995 compared to $198,200 in the same prior year quarter. The decrease in corporate overhead reflects lower administrative expenses incurred during the current quarter.

Interest expense for the quarter was $223,100 compared to $291,600 for the same quarter last year. The lower interest cost primarily reflects lower interest rates, lower average borrowings on the line of credit and lower principal balances on term debt resulting from scheduled paydowns.

The current quarter reflects an effective federal tax rate of 34%. The credit in the income tax provision for the prior quarter was due to the operating loss generated in that period.

ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


                       FINANCIAL CONDITION AND LIQUIDITY

Net cash provided by operating activities before changes in working capital items was $559,600 in the current quarter, while working capital changes provided an additional $296,900 in cash from operating activities, principally from a reduction in accounts receivables, offset by reductions in accounts payable and other liabilities. In the prior year quarter, cash provided by operating activities before changes in working capital was only $190,500, due primarily to the operating loss recorded in that period. Also, in the prior year quarter, working capital items used cash of $88,300, as accounts receivable were higher, offset by lower inventories.

Net cash used in investing activities was $648,600 in the current quarter and reflects the $320,000 acquisition of the building adjacent to Form Flow and the addition of $154,000 of costs expended for Uniflow's refurbished hydraulic press. The building was acquired to meet Form Flow's growing demand in its die repair business and the hydraulic press was purchased for the manufacture of airbag housings at Uniflow. In the prior year period, net cash of $330,100 was used in investing activities, primarily for the purchase of additional grinding machines at the Tooling operations and production tooling at Uniflow.

Net cash used in financing activities was $214,500 in the current quarter, which included scheduled principal payments on long term obligations of $357,200 and a net paydown of $1,229,500 on the line of credit, funded principally by the $1 million received by the Company from the exercise of a stock purchase warrant by MOI during the quarter. Long term debt proceeds in the current quarter were $394,900, primarily for the acquisition of the Form Flow building. In the prior year period, net cash provided from financing activities was $226,000, and included a net increase of $488,600 on the line of credit, offset by scheduled term debt payments of $307,100.

With respect to the new sales order received by Uniflow for the manufacture of starter motor shafts, the Company will need to acquire approximately $4.5 million of machining and related equipment to make this part to specification. To finance the machinery acquisitions, management intends to utilize equipment term debt financing, amounts available on its machinery and working capital lines of credit and internally generated cash from operations.

In November 1994, MOI acquired 500,000 shares of common stock by exercising a stock warrant in conjunction with the extinguishment of a $1 million note due from the Company to MOI.

Also during the current quarter, the Company's primary lender reduced its lending rates (pursuant to various loan terms and covenants), reflecting the Company's improved debt to equity position. The rate on the line of credit is currently prime plus 1/4% (previously prime plus 3/4%) and the rate on the term debt is currently prime plus 3/4% (previously prime plus 1 and 1/4%).

                         PART II     OTHER INFORMATION
                         -------     -----------------


Item 1.   Legal Proceedings

Not applicable.

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


SECOM GENERAL CORPORATION
(Registrant)


By:   /s/ Robert A. Clemente                        Date: February 13, 1996
      ----------------------------
      Robert A. Clemente
      Chairman, President & CEO


By:   /s/ David J. Marczak                          Date: February 13, 1996
      -------------------------
      David J. Marczak
      Chief Financial Officer