Form 10-Q/A
period 1995-12-31
SECOM GENERAL CORP
filed 1996-02-23
CIK 790375

FORM 10-Q/A


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


                                  FORM 10-Q/A


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

Metal Parts Forming

  *  Uniflow Corporation ("Uniflow")

Tooling

  *  Form Flow, Inc. ("Form Flow")
  *  L & H Die, Inc. ("L & H Die")
  *  Micanol, Inc. ("Micanol")

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
                                            ==========             ==========


NOTE 4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 1995 and September 30, 1995 are summarized as follows (in thousands):

                                        Dec. 31,     Sept. 30,
                                          1995         1995       Life
                                        --------     --------     ----
Machinery                               $ 14,492     $ 14,581     2 to 20 years
Buildings and improvements                 5,051        4,714     3 to 30 years
Land                                         572          540     n/a
Furniture and fixtures                       500          478     5 to 7 years
Vehicles                                     266          263     3 years
Construction in progress                     390          236     n/a
                                        --------     --------
Total                                     21,271       20,812
Accumulated depreciation                  (6,546)      (6,228)
                                        --------     --------
Net property, plant and equipment       $ 14,725     $ 14,584
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


Net sales for the quarter were $7,259,600 compared to $8,297,400 in the same quarter of the prior year, for a decline of 12.5%. Sales decreased 16.3% in the Metal Parts Forming Segment (Uniflow) and 11.8% in the Tooling Segment. The lower sales for the period primarily reflects (1) lower orders for Uniflow's truck wheel studs and suspension ball joint housings; and, (2) the downsizing of Triple, which was moved to Form Flow in June 1995. Tooling sales actually increased 3.6% over the comparative period when adjusted for Triple, which had posted revenues of $726,000 in the prior period. In the coming months, Uniflow management does not anticipate any further decline in its sales of wheel studs or ball joint housings. With respect to new business, Uniflow has tentatively received a significant new sales order that is scheduled to commence in 1997. With respect to the Tooling sales outlook, management sees revenues remaining steady for the balance of the fiscal year.


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


SECOM GENERAL CORPORATION
(Registrant)


By:   /s/ Robert A. Clemente                        Date: February 23, 1996
      ----------------------------
      Robert A. Clemente
      Chairman, President & CEO


By:   /s/ David J. Marczak                          Date: February 23, 1996
      -------------------------
      David J. Marczak
      Chief Financial Officer