Form 10-Q
period 1996-03-31
SECOM GENERAL CORP
filed 1996-05-15
CIK 790375

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                       For Quarter Ended March 31, 1996
                        Commission File Number 0-14299



                           SECOM GENERAL CORPORATION
                           -------------------------
            (Exact name of registrant as specified in its charter)



           DELAWARE                                           87-0410875
           --------                                           ----------
(State or other jurisdiction of                       (IRS Employer ID Number)
 incorporation or organization)

    46035 GRAND RIVER AVENUE                                     48374
    ------------------------                                     -----
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


                    YES __ X __                     NO _______


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


      Title of Class                          Number of Shares Outstanding
       Common Stock                                      4,776,200
(par value $.10 per share)

                           SECOM GENERAL CORPORATION

                                   FORM 10-Q

                                     INDEX


                                                                          Page
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements
                Consolidated Balance Sheets                                 1
                Consolidated Statements of Operations                       3
                Consolidated Statements of Cash Flows                       4
                Notes to  Interim Consolidated Financial Statements         5

Item 2.  Management's Discussion & Analysis of Financial Condition
           and Results of Operations                                        8

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                 12
Item 2.  Changes in Securities                                             12
Item 3.  Defaults Upon Senior Securities                                   12
Item 4.  Submission of Matters to a Vote of Security Holders               12
Item 5.  Other Information                                                 12
Item 6.  Exhibits and Reports on Form 8-K                                  12

                                    ASSETS

                                             MAR 31 1996      SEP 30 1995
                                             -----------      -----------
CURRENT ASSETS

  Cash                                       $   109,600      $    13,700

  Accounts receivable, net                     3,849,800        4,484,800

  Other receivables                              101,300          320,600

  Inventories                                  4,379,700        3,935,700

  Prepaids                                       758,800          727,800

  Deferred tax asset                             586,400          542,700
                                             -----------      -----------
    TOTAL CURRENT ASSETS                     $ 9,785,600      $10,025,300


  Property, plant & equipment, net            14,549,500       14,583,600

  Cost in excess of net assets acquired        2,032,700        2,071,300

  Other assets                                   163,100          266,900
                                             -----------      -----------
    TOTAL ASSETS                             $26,530,900      $26,947,100
                                             ===========      ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         MAR 31 1996        SEP 30 1995
                                                         -----------        -----------
CURRENT LIABILITIES

   Bank line of credit                                   $  2,642,900       $  3,776,300

   Current maturities of long term obligations              1,898,000          1,857,100

   Trade accounts payable                                   1,897,000          2,065,500

   Accrued expenses                                           914,400          1,197,100

                                                         ------------       ------------
     TOTAL CURRENT LIABILITIES                           $  7,352,300       $  8,896,000

   Long term obligations, net of current maturities         4,626,400          4,621,700

   Deferred tax liabilities                                 1,518,900          1,518,900
                                                         ------------       ------------
     TOTAL LIABILITIES                                   $ 13,497,600       $ 15,036,600
                                                         ------------       ------------

   Stockholders' equity common stock, $.10 par
     value 10,000,000 shares authorized:
     March 31, 1996 - 4,766,200 shares
     September 30, 1995 - 4,276,200 shares                    476,700            427,600

   Additional paid-in capital                              17,409,000         16,478,900

   Accumulated deficit                                     (4,852,400)        (4,996,000)
                                                         ------------       ------------
     TOTAL STOCKHOLDERS' EQUITY                            13,033,300         11,910,500
                                                         ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 26,530,900       $ 26,947,100
                                                         ============       ============


                           STATEMENTS OF OPERATIONS

                                             Three Months       Three Months        Six Months         Six Months
                                                 Ended              Ended              Ended              Ended
                                              Mar 31 1996        Mar 31 1995        Mar 31 1996        Mar 31 1995
                                             ------------       ------------        ----------         ----------
NET SALES                                     $  7,529,400       $  9,863,300       $ 14,789,000       $ 18,160,700

COST OF SALES                                    6,035,300          7,670,100         11,921,800         14,804,600
                                              ------------       ------------       ------------       ------------
GROSS PROFIT                                     1,494,100          2,193,200          2,867,200          3,356,100

GENERAL AND ADMINISTRATIVE EXPENSES              1,196,100          1,485,400          2,342,500          2,724,700
                                              ------------       ------------       ------------       ------------
INCOME                                             298,000            707,800            524,700            631,400

OTHER INCOME (EXPENSE)
   Interest                                       (179,100)          (277,600)          (402,200)          (569,200)
   Miscellaneous income                             44,300             (6,100)           105,500             53,500
                                              ------------       ------------       ------------       ------------
INCOME BEFORE PROVISION FOR INCOME TAXES           163,200            424,100            228,000            115,700

INCOME TAX EXPENSE (BENEFIT)                        61,200             48,100             83,200            (37,200)
                                              ------------       ------------       ------------       ------------
NET INCOME                                    $    102,000       $    376,000       $    144,800       $    152,900
                                              ============       ============       ============       ============
EARNINGS PER COMMON SHARE
  Income                                      $       0.02       $       0.09       $       0.03       $       0.04
                                              ------------       ------------       ------------       ------------
      NET INCOME                              $       0.02       $       0.09       $       0.03       $       0.04
                                              ============       ============       ============       ============
WEIGHTED AVERAGE SHARES OUTSTANDING              4,820,400          4,199,100          4,669,800          4,143,600
                                              ============       ============       ============       ============


                           STATEMENTS OF CASH FLOWS

                                                   Three Months   Three Months     Six Months       Six Months
                                                      Ended           Ended           Ended           Ended
                                                   Mar 31 1996     Mar 31 1995     Mar 31 1996     Mar 31 1995
                                                   -----------     -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income from operations                           $   102,000     $   376,000     $   144,800     $   152,900

  Adjustments to reconcile net income
  to net cash used in operations:
    Depreciation and amortization                      472,800         577,800         983,300       1,055,500
    Provision for (benefit from) deferred taxes        (65,800)         48,000         (43,800)        (37,200)
    Increase (decrease) in allowance for
      doubtful accounts                                                 16,300         (16,000)         15,000
    (Gain)  loss on sales of assets                    (11,500)         (7,900)        (11,200)         (8,400)
    Stock issuances to 401(k) plan                                      31,700                          54,700
    Other noncash expenses                                              44,300                          44,300

  Changes in assets and liabilities that
  provided (used) cash:
    Accounts and other receivables                      52,500        (989,900)        729,300        (680,800)
    Inventories                                       (382,000)       (570,300)       (443,900)       (854,000)
    Prepaids                                           (93,600)         (4,500)        (93,600)         31,600
    Other assets                                         6,900         (11,000)                        (15,900)
    Accounts payable                                     3,000         618,700        (117,800)        534,500
    Accrued liabilities                                (34,100)        306,300        (282,800)        296,600
    Other liabilities                                                  (16,600)                        (25,000)
  Net cash provided (used) by discontinued
    operations                                          (9,400)          8,700          49,000         (34,000)
                                                   -----------     -----------     -----------     -----------
Net cash provided by operating activities               40,800         427,600         897,300         529,800
                                                   -----------     -----------     -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from the disposal of property,
    plant & equipment                                    1,500           1,500           1,900           2,000
  Collections on notes receivable                      225,000                         229,600
  Capital expenditures                                (270,700)       (235,900)       (924,300)       (566,000)
                                                   -----------     -----------     -----------     -----------
Net cash used in investing activities                  (44,200)       (234,400)       (692,800)       (564,000)
                                                   -----------     -----------     -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Net change in bank line of credit                     96,100          55,500      (1,133,400)        544,100
  Proceeds from long-term notes payable                363,200         122,500         758,100         193,800
  Proceeds from issuances of common stock                               (3,200)      1,000,000
  Retirements of common stock                          (20,800)                        (20,800)
  Payments on long-term notes payable                 (318,500)       (338,300)       (675,700)       (645,400)
  Payments on capital lease obligations                (14,100)        (28,700)        (36,800)        (58,700)
                                                   -----------     -----------     -----------     -----------
Net cash provided from (used in) financing
  activities                                           105,900        (192,200)       (108,600)         33,800
                                                   -----------     -----------     -----------     -----------
NET INCREASE (DECREASE) IN CASH                        102,500           1,000          95,900            (400)

CASH, BEGINNING OF PERIOD                                7,100           7,900          13,700           9,300
                                                   -----------     -----------     -----------     -----------
CASH, END OF PERIOD                                $   109,600     $     8,900     $   109,600     $     8,900
                                                   ===========     ===========     ===========     ===========
OTHER CASH FLOW INFORMATION - INTEREST PAID        $   181,900     $   269,300     $   425,700     $   527,100
                                                   ===========     ===========     ===========     ===========

                           SECOM GENERAL CORPORATION
              Notes to Interim Consolidated Financial Statements


NOTE 1.  SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

General

The consolidated financial statements included herein have been prepared by Secom General Corporation (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate so that the information presented is not misleading. In the opinion of management, the financial statements as of March 31, 1996 reflect all adjustments (normal recurring accruals) which are necessary to present a fair statement of the results for the period then ended. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 10-K for the fiscal year ended September 30, 1995.

Business

The Company is a publicly traded holding company with four wholly owned subsidiaries that operate in two business segments. In June 1995, the Company's Triple Technologies subsidiary (formerly "Triple Tool," referred to herein as "Triple") was downsized and moved into Form Flow's facilities.

Metal Parts Forming

     Uniflow Corporation ("Uniflow")

Tooling

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

NOTE 2.  INVENTORIES

Inventories at March  31, 1996 and September 30, 1995 are summarized as follows:

                                MAR. 31, 1996      SEPT. 30, 1995
                                -------------      --------------
Raw materials                   $    396,000        $    372,300
Work-in-process                    1,766,800           1,796,800
Finished goods                     2,216,900           1,766,600
                                ------------        ------------
                                $  4,379,700        $  3,935,700
                                ============        ============

NOTE 3.  LONG TERM DEBT AND LINE OF CREDIT

Long term debt consists of real estate mortgages, equipment term notes and bonds, equipment capital leases and subordinated loans. Scheduled principal payments due for the next year are approximately $1.9 million.

In addition to long term debt, the Company and its subsidiaries have a $4.5 million bank line of credit collateralized by accounts receivable and inventories. Borrowings on the line ($2.64 million and $3.77 million at March 31, 1996 and September 30, 1995 respectively) are limited to stated percentages of receivables and inventories and are due on demand. The interest rate on the line during the March 31, 1996 quarter was prime rate plus 1/4%.

NOTE 4.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at March 31, 1996 and September 30, 1995 are summarized as follows (in thousands):

                                 March 31 1996  Sept. 30, 1995   Life
                                 -------------  --------------   ----
Machinery                            $15,070        $14,581      2 to 20 years
Buildings and improvements             5,056          4,714      3 to 30 years
Land                                     572            540      n/a
Furniture and fixtures                   504            478      5 to 7 years
Vehicles                                 248            263      3 years
Construction in progress                  61            236      n/a
                                     -------        -------
Total                                 21,512         20,812
Accumulated depreciation              (6,963)        (6,228)
                                     -------        -------
Net property, plant and equipment    $14,549        $14,584
                                     =======        =======

NOTE 5.  RELATED PARTY TRANSACTIONS

In November 1995, Manubusiness Opportunities, Inc. ("MOI") exercised a stock warrant to acquire 500,000 shares of common stock at $2.00 per share, for a total of $1 million cash paid to the Company. For additional information about the Company's relationship with MOI, refer to the Company's Form 10-K for the year ended September 30, 1995.

In the quarter ended March 31, 1996, the Board of Directors authorized a loan for $300,000 to the Company's CEO for the acquisition of 200,000 shares of unregistered common stock from the Company. The transaction was executed subsequent to March 31, 1996. The associated stock will collateralize the indebtedness and the loan is payable without interest in 10 annual installments of $30,000.

          ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview

The Company operates in two segments: Metal Parts Forming and Tooling. The Metal Parts Forming Segment manufactures cold headed and cold forged parts, while the Tooling Segment provides production tooling for the cold heading industry.

Consolidated net sales for the quarter were $7,529,400, compared to sales of $9,863,300 in the same quarter of the prior year, for a decrease of 23.7%. For the six month year-to-date period, consolidated net sales were $14,789,000 compared to $18,160,700 for the same period last year, for a decrease of 18.6%. The quarter and six month sales decreases were largely the result of
(1) lower sales at Uniflow, where in the prior year periods sales were higher due to a significant catch-up of past-due orders and (2) the downsizing of Triple, which was moved to Form Flow in June 1995.

Net income for the quarter ended March 31, 1996 was $102,000, or 2 cents per share, compared to net income of $376,000 or 9 cents per share, for the same quarter last year. The decrease in net income was primarily attributable to
(1) lower operating profits from the Tooling Segment, which had processed lower margin orders in the current quarter and (2) lower operating profits from Uniflow, which had benefited from the one-time catch-up of past-due orders in the prior year quarter. Net income for the six months ended March 31, 1996 was $144,800 or 3 cents per share, compared to $152,900, or 4 cents per share, for the same period last year.

Segment Review

Metal Parts Forming (Uniflow)
(in thousands)
                                Three Months Ended                       Six Months Ended
                                ------------------                       ----------------
                           3/31/96               3/31/95              3/31/96             3/31/95
                           -------               -------              -------             -------
                      Amount      %        Amount        %       Amount       %       Amount       %
                      ------     ---       ------       ---      ------      ---      ------      ---
Net sales             $3,354    100.0      $4,903      100.0     $6,864     100.0     $9,098     100.0
Gross profit             367     10.9         749       15.3        804      11.7        825       9.1
Operating expense        400     11.9         491       10.0        833      12.1        952      10.5
Operating profit (1)     (33)    (1.0)        258        5.3        (29)     (0.4)      (127)     (1.4)

(1) Before interest, bad debt and unallocated corporate overhead expense.

The Metal Parts Forming Segment is comprised of Uniflow Corporation, which manufactures metal parts from steel tube, bar and coil using cold forging and forming techniques. Uniflow's primary parts are truck wheel bolts, automotive suspension parts, automotive transmission shafts and various cold headed parts for OEMs.

          ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Uniflow's sales decreased 31.7% in the quarter ended March 31, 1996, compared to the prior year quarter, while for the six month comparative period sales decreased 24.6%. The decrease in sales for the comparative quarter and six month period primarily reflects the one time catch-up of past due orders in the prior year periods. Also, the General Motors strike accounted for a smaller portion of the sales decrease. During the quarter, the Company announced that it had obtained a purchase order for the manufacture of automotive starter motor driver shafts. Production of the new part is scheduled for May 1997 and is projected to add about $5 million annually in new sales at Uniflow. Manufacture of the part will use significant available machine time on Uniflow's Formax 1250 machine.

Uniflow's gross profit for the quarter decreased to 10.9% of sales compared to 15.3% for the same quarter last year. The lower quarterly gross profit primarily reflects the lower sales volume. For the six month period, the gross profit was 11.7% of sales compared to 9.1% in the prior year period. The year-to-date improvement was largely attributable to improved cost control in production activities.

Operating expense was 11.9% of sales for the quarter, compared to 10.0% of sales in the prior year quarter. For the six month comparative period, operating expense was 12.1% of sales and 10.5% of sales, respectively. The higher operating expense percentages for the comparative periods were due primarily to the lower sales volume.

Tooling Segment
(in thousands)

                                Three Months Ended                       Six Months Ended
                                ------------------                       ----------------
                          3/31/96              3/31/95             3/31/96               3/31/95
                          -------              -------             -------               -------
                      Amount       %      Amount       %     Amount        %        Amount       %
                      ------      ---     ------      ---    ------       ---       ------      ---
Net sales (1)         $4,796     100.0    $5,520     100.0    $8,974     100.0     $10,255     100.0
Gross profit           1,079      22.5     1,412      25.6     1,987      22.1       2,465      24.0
Operating expense        625      13.0       682      12.4     1,166      13.0       1,262      12.3
Operating  profit (2)    454       9.5       730      13.2       821       9.1       1,203      11.7

(1) Includes intercompany activity.
(2) Before interest, bad debt and unallocated corporate overhead expense.

The Tooling Segment, comprised of Form Flow, L & H Die and Micanol, manufacture production tooling for the cold heading/forming industry. In June 1995, the Segment's Triple Technologies subsidiary (formerly "Triple Tool," referred to herein as "Triple") was downsized and moved into Form Flow's facilities.

      ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Tooling sales decreased 13.1% in the quarter, compared to the same quarter last year, while for the six month comparative period, sales decreased 12.5%. The sales decreases were principally due to the downsizing of Triple. Tooling management believes that incoming order volume will remain steady for the balance of the year.

The Tooling gross profit percentage for the quarter was 22.5% of sales compared to 25.6% of sales in the same quarter last year. For the six month comparative periods, gross profit was 22.1% of sales vs. 24.0% of sales. The decline in gross profit percentage for the comparative periods was primarily attributable to the processing of lower margin orders in the current periods.

Tooling operating expense was 13.0% of sales in the current quarter and six month period, compared to 12.4% and 12.3%, in the same quarter and six month period last year, respectively. The higher operating expense percentages for the comparative periods primarily reflects the lower sales volume due to the downsizing of Triple.

Corporate and Interest Expense

Unallocated corporate overhead was $159,400 for the quarter ended March 31, 1996, compared to $272,700 in the same prior year quarter. For the six month period, unallocated corporate expense was $313,300 compared to $453,400 for the same period last year. The lower corporate expense reflects a reduction in personnel and other administrative costs.

Interest expense for the quarter was $179,100 compared to $277,600 for the same quarter last year. The lower interest cost reflects lower borrowings as a result of scheduled principal paydowns and lower borrowings on the bank line-of-credit.

       ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

FINANCIAL CONDITION AND LIQUIDITY

Net cash provided by operating activities was $40,800 in the quarter, compared to $427,600 in the prior year quarter. The decline in net cash provided by operating activities primarily reflects the lower earnings for the period along with lower depreciation expense. For the six month comparative period, net cash provided by operating activities was $897,300 and $529,800, respectively. The increase in net cash for the six month comparative period was principally the result of lower accounts receivable.

Net cash used in investing activities was $44,200 in the current quarter, consisting of $270,700 in factory equipment, offset by $225,000 in collections on a note receivable. The six month comparative periods used $692,800 and $564,000, respectively, in investing activities. The current six month period includes $495,000 in expenditures at Uniflow, principally associated with a new forging press, and the acquisition of a building adjacent to Form Flow for its die repair program and electro-diode machining department. The prior year six month period includes various equipment purchases at the Tooling Segment and Uniflow.

Net cash provided (used) by financing activities was $105,900 in the quarter compared to ($192,200) in the prior year quarter. The current quarter included $363,200 in proceeds from long term note payables, offset by term debt payments of $318,500, while the prior year quarter had $122,500 in proceeds from long-term notes, offset by scheduled term debt payments of $338,300. The six month comparable net cash provided from (used in) financing activities was ($108,600) and $33,800, respectively. In the current six month period, net cash used in financing activities included paydowns totaling $1,133,400 on the bank line of credit, which was principally funded by $1,000,000 in cash received from a stock warrant exercise. In the prior year six month period, the bank line of credit provided $544,100 in cash, offset by scheduled payments of term debt of $645,400.

Also during the quarter ended March 31, 1996, the Board of Directors authorized a loan to the Company's CEO in the amount of $300,000 to be used for the acquisition of 200,000 shares of unregistered common stock from the Company. The transaction was consummated subsequent to March 31, 1996, is evidenced by a promissory note and is collateralized by the associated stock. The loan is payable without interest in 10 annual installments of $30,000.

In connection with Uniflow's new business scheduled to begin mid-1997 for the manufacture of starter motor shafts, the Company will acquire approximately $4.5 million in machining equipment. Management anticipates financing the equipment through conventional equipment lenders.

                          PART II   OTHER INFORMATION


Item 1. Legal Proceedings

Not applicable.

Item 2. Changes in Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Securities Holders

The Company's Annual Meeting was held on March 29, 1996. The stockholders elected Gregory Adamczyk, Robert A. Clemente, Rocco Pollifrone, Orville K. Thompson, Richard Thompson and David J. Marczak to a one year term as Directors of the Company.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

Not applicable.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



SECOM GENERAL CORPORATION
(Registrant)



By:     /s/ Robert A. Clemente                     Date: May 15, 1996
        ----------------------------
        Robert A. Clemente
        Chairman, President & CEO



By:     /s/ David J. Marczak                       Date: May 15, 1996
        -------------------------
        David J. Marczak
        Chief Financial Officer