Form 10-Q/A
period 1996-03-31
SECOM GENERAL CORP
filed 1996-06-12
CIK 790375

FORM 10-Q/A

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

Effective March 29, 1996, the Board of Directors (the "Board") granted stock options to certain officers/directors and other key employees, as part of a broad based employee incentive plan. Under this plan, three executive officers will receive options to acquire an aggregate of 275,000 shares of common stock at the market price on the grant date, which was $1.94 per share. The options vest over a five year period and are subject to other terms and conditions. Also, the Board reduced the number of shares offered for sale to an executive officer from 200,000 shares to 25,000 shares. The 200,000 share private offering was previously reported in the quarter ended March 31, 1996, along with an associated loan in the amount of $300,000 which will no longer be in effect.

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

Item 6. Exhibits and Reports on Form 8-K

Not applicable.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.



SECOM GENERAL CORPORATION
(Registrant)



By:     /s/ Robert A. Clemente                     Date: June 12, 1996
        ----------------------------
        Robert A. Clemente
        Chairman, President & CEO



By:     /s/ David J. Marczak                       Date: June 12, 1996
        -------------------------
        David J. Marczak
        Chief Financial Officer