Form 10-Q
period 1996-06-30
SECOM GENERAL CORP
filed 1996-08-13
CIK 790375

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                        For Quarter Ended June 30, 1996
                        Commission File Number 0-14299



                           SECOM GENERAL CORPORATION
                           -------------------------
            (Exact name of registrant as specified in its charter)



              DELAWARE                                      87-0410875
              --------                                      ----------
   (State or other jurisdiction of                  (IRS Employer ID Number)
    incorporation or organization)

     46035 GRAND RIVER AVENUE                                        48374
    -------------------------                                        -----
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


                        YES __ X __           NO _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


            Title of Class                  Number of Shares Outstanding
             Common Stock                              4,791,700
      (par value $.10 per share)

                           SECOM GENERAL CORPORATION

                                   FORM 10-Q

                                     INDEX




                                                                          Page
PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements
                  Consolidated Balance Sheets                               1
                  Consolidated Statements of Operations                     2
                  Consolidated Statements of Cash Flows                     3
                  Notes to  Interim Consolidated Financial Statements       4

Item 2.     Management's Discussion & Analysis of Financial Condition
              and Results of Operations                                     7

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                              12
Item 2.     Changes in Securities                                          12
Item 3.     Defaults Upon Senior Securities                                12
Item 4.     Submission of Matters to a Vote of Security Holders            12
Item 5.     Other Information                                              12
Item 6.     Exhibits and Reports on Form 8-K                               12


                                    ASSETS

                                                 JUN 30 1996   SEP 30 1995
                                                 -----------   -----------
CURRENT ASSETS

     Cash                                        $    56,200   $    13,700

     Accounts receivable, net                      4,311,900     4,484,800

     Other receivables                                64,400       320,600

     Inventories                                   4,471,400     3,935,700

     Prepaids                                        569,600       727,800

     Deferred tax asset                              703,800       542,700
                                                 -----------   -----------
          TOTAL CURRENT ASSETS                   $10,177,300   $10,025,300


     Cash restricted for machinery & equipment     3,000,000             0

     Property, plant & equipment, net             16,343,900    14,583,600

     Cost in excess of net assets acquired         2,013,400     2,071,300

     Other assets                                    311,600       266,900
                                                 -----------   -----------
           TOTAL ASSETS                          $31,846,200   $26,947,100
                                                 ===========   ===========


                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                      JUN 30 1996    SEP 30 1995
                                                      -----------    -----------
CURRENT LIABILITIES

   Bank line of credit                                                 3,776,300

   Current maturities of long term obligations          1,545,900      1,857,100

   Trade accounts payable                               2,369,200      2,065,500

   Accrued expenses                                       911,600      1,197,100

                                                      -----------    -----------
     TOTAL CURRENT LIABILITIES                          4,826,700      8,896,000

   Long term obligations, net of current maturities    12,389,400      4,621,700

   Deferred tax liabilities                             1,518,900      1,518,900
                                                      -----------    -----------
     TOTAL LIABILITIES                                 18,735,000     15,036,600
                                                      -----------    -----------

   Stockholders' equity common stock, $.10 par
     value 10,000,000 shares authorized:
     June 30, 1996 - 4,791,700 shares
     September 30, 1995 - 4,276,200 shares                479,200        427,600

   Additional paid-in capital                          17,443,900     16,478,900

   Accumulated deficit                                 (4,811,900)    (4,996,000)
                                                      -----------    -----------
     TOTAL STOCKHOLDERS' EQUITY                        13,111,200     11,910,500
                                                      -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             31,846,200     26,947,100
                                                      ===========    ===========

                           STATEMENTS OF OPERATIONS

                                            Three Months     Three Months     Nine Months      Nine Months
                                                Ended            Ended           Ended            Ended
                                             Jun 30 1996      Jun 30 1995     Jun 30 1996      Jun 30 1995
                                            ------------     ------------     -----------      -----------
NET SALES                                   $  8,253,900     $  9,915,400     $ 23,042,900     $ 28,076,100

COST OF SALES                                  6,448,500        7,577,200       18,370,300       22,381,800
                                            ------------     ------------     ------------     ------------
GROSS PROFIT                                   1,805,400        2,338,200        4,672,600        5,694,300

GENERAL AND ADMINISTRATIVE EXPENSES            1,457,900        1,416,000        3,800,400        4,140,700
                                            ------------     ------------     ------------     ------------
INCOME                                           347,500          922,200          872,200        1,553,600

OTHER INCOME (EXPENSE)
   Interest                                     (199,800)        (302,100)        (602,000)        (871,300)
   Miscellaneous                                 (95,600)         (75,100)           9,900          (21,600)
                                            ------------     ------------     ------------     ------------
INCOME BEFORE PROVISION FOR INCOME TAXES          52,100          545,000          280,100          660,700

INCOME TAX EXPENSE (BENEFIT)                      11,600          (80,000)          94,800         (117,200)
                                            ------------     ------------     ------------     ------------
NET INCOME                                  $     40,500     $    625,000     $    185,300     $    777,900
                                            ============     ============     ============     ============
EARNINGS PER COMMON SHARE
  Income                                    $       0.01     $       0.14     $       0.04     $       0.18
                                            ------------     ------------     ------------     ------------
      NET INCOME                            $       0.01     $       0.14     $       0.04     $       0.18
                                            ============     ============     ============     ============
WEIGHTED AVERAGE SHARES OUTSTANDING            4,879,300        4,329,200        4,742,400        4,195,300
                                            ============     ============     ============     ============

                           STATEMENTS OF CASH FLOWS

                                                        Three Months    Three Months     Nine Months    Nine Months
                                                            Ended           Ended           Ended          Ended
                                                         Jun 30 1996     Jun 30 1995     Jun 30 1996    Jun 30 1995
                                                        ------------    ------------     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income from operations                                 $    40,500     $   625,000     $   185,300     $   777,900

  Adjustments to reconcile net income to
  net cash used in operations:
    Depreciation and amortization                            479,100         396,900       1,462,400       1,402,400
    Writedown of Triple Tool goodwill                                        309,700                         309,700
    (Benefit) from deferred taxes                           (117,300)        (80,000)       (161,100)       (117,200)
    Increase in allowance for doubtful accounts               27,000         112,100          11,000         127,100
    (Gain)  loss on sales of assets                           88,500        (312,200)         77,300        (320,600)
    Stock issuances to 401(k) plan                                                                            54,700
    Other noncash expenses                                    83,200          84,600          83,200         128,900

  Changes in assets and liabilities that
  provided (used) cash:
    Accounts and other receivables                          (503,700)       (541,300)        225,600      (1,222,100)
    Inventories                                              (91,800)        382,200        (535,700)       (471,800)
    Prepaids                                                  25,300          48,200         (68,300)         79,800
    Other assets                                            (142,200)         15,900        (142,200)              0
    Accounts payable                                         472,200        (512,100)        354,400          22,400
    Accrued liabilities                                       (2,700)        (21,900)       (285,500)        274,700
    Other liabilities                                                         25,000
  Net cash provided by discontinued operations               109,600         123,800         158,600          89,800
                                                         -----------     -----------     -----------     -----------
Net cash provided by operating activities                    467,700         655,900       1,365,000       1,135,700
                                                         -----------     -----------     -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from the disposal of property,
    plant & equipment                                        299,100         860,500         301,000         862,500
  Collections on notes receivable                             41,600                         271,200
  Capital expenditures                                    (2,629,700)       (554,700)     (3,554,000)     (1,070,700)
                                                         -----------     -----------     -----------     -----------
Net cash provided (used) by investing activities          (2,289,000)        305,800      (2,981,800)       (208,200)
                                                         -----------     -----------     -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Net change in bank line of credit                         (665,900)       (195,900)     (1,799,300)        348,200
  Proceeds from long-term notes payable                      380,000          37,500       1,138,100         231,300
  Proceeds from refinancing                                7,887,500                       7,887,500
  Proceeds from issuance of bonds                          3,000,000                       3,000,000
  Proceeds from issuances of common stock                          0                       1,000,000
  Principal payments due to refinancing                   (5,535,700)                     (5,535,700)
  Retirements of common stock                                      0               0         (20,800)
  Payments on long-term notes payable                       (286,300)       (743,800)       (962,000)     (1,389,200)
  Payments on capital lease obligations                      (11,700)        (24,400)        (48,500)        (83,100)
                                                         -----------     -----------     -----------     -----------
Net cash provided from (used) by financing activities      4,767,900        (926,600)      4,659,300        (892,800)
                                                         -----------     -----------     -----------     -----------
NET INCREASE IN CASH & RESTRICTED CASH                     2,946,600          35,100       3,042,500          34,700

CASH, BEGINNING OF PERIOD                                    109,600           8,900          13,700           9,300
                                                         -----------     -----------     -----------     -----------
CASH & RESTRICTED CASH, END OF PERIOD                    $ 3,056,200     $    44,000     $ 3,056,200     $    44,000
                                                         ===========     ===========     ===========     ===========
OTHER CASH FLOW INFORMATION - INTEREST PAID              $   217,500     $   298,900     $   643,200     $   826,000
                                                         ===========     ===========     ===========     ===========

                           SECOM GENERAL CORPORATION
              Notes to Interim Consolidated Financial Statements


NOTE 1.  SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

General

The consolidated financial statements included herein have been prepared by Secom General Corporation (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate so that the information presented is not misleading. In the opinion of management, the financial statements as of June 30, 1996 reflect all adjustments (normal recurring accruals) which are necessary to present a fair statement of the results for the period then ended. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 10-K for the fiscal year ended September 30, 1995.

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

NOTE 2.  INVENTORIES

Inventories at June 30, 1996 and September 30, 1995 are summarized as follows:

                   JUNE 30, 1996   SEPT. 30, 1995
                   -------------   --------------
Raw materials        $  592,100      $  372,300
Work-in-process       1,934,900       1,796,800
Finished goods        1,944,400       1,766,600
                     ----------      ----------
                     $4,471,400      $3,935,700
                     ==========      ==========

NOTE 3.  LONG TERM DEBT AND LINE OF CREDIT

Long term debt consists of real estate mortgages, equipment term notes, industrial revenue bonds, equipment capital leases and subordinated loans. Scheduled principal payments due for the next year are approximately $1.55 million.

Effective June 30, 1996, the Company and its subsidiaries secured a $4.0 million revolving bank line of credit collateralized by accounts receivable and inventories. The revolver expires in June, 1999 and is subject to various financial covenants. Borrowings under the revolver were $1.98 million at June 30, 1996 and are limited to stated percentages of receivables and inventories and are due on demand. Generally, borrowings under the revolver will be at a floating interest rate of 215 basis points over the LIBOR (5.59% at June 30, 1996). The Company also has an authorized $2 million line of credit available from the same lender, supported by accounts receivable and inventories. Previously, the Company had a $4.5 million bank line of credit in place (due on demand) collateralized by accounts receivable and inventories, with a floating interest rate of prime plus 1/4%.

NOTE 4.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at June 30, 1996 and September 30, 1995 are summarized as follows (in thousands):

                                June 30, 1996   Sept. 30, 1995     Life
                                -------------   --------------     ----
Machinery                           $14,777         $14,581        2 to 20 years
Buildings and improvements            5,060           4,714        3 to 30 years
Land                                    572             540        n/a
Furniture and fixtures                  505             478        5 to 7 years
Vehicles                                248             263        3 years
Construction in progress/other        2,335             236        n/a
                                    -------         -------
Total                                23,496          20,812
Accumulated depreciation             (7,152)         (6,228)
                                    -------         -------
Net property, plant and equipment   $16,344         $14,584
                                    =======         =======

NOTE 5.  RELATED PARTY TRANSACTIONS

In November 1995, Manubusiness Opportunities, Inc. ("MOI") exercised a stock warrant to acquire 500,000 shares of common stock at $2.00 per share, for a total of $1 million cash paid to the Company.

Subsequent to June 30, 1996, MOI exercised its final warrant, acquiring an additional 500,000 shares in exchange for $1 million. An independent committee created and empowered by the Company's Board of Directors authorized a reduction in the warrant exercise price to the then current market price of approximately $2.00 per share from $3.00 per share.

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

Consolidated net sales for the quarter were $8,253,900, compared to $9,915,400 in the same quarter of the prior year, for a decrease of 16.8%. For the nine month year-to-date period, consolidated net sales were $23,042,900 compared to $28,076,100 for the same period last year, for a decrease of 17.9%. The quarter and nine month sales decreases were largely the result of (1) lower sales at Uniflow, where in the prior year comparative periods sales were higher due to a significant catch-up of past-due orders and higher order volume for aftermarket truck wheel bolts and suspension ball joint housings, and (2) lower sales at Form Flow, L&H Die and Micanol along with the downsizing of Triple, which was moved to Form Flow in June 1995.

Net income for the quarter ended June 30, 1996 was $40,500, or one cent per share, compared to net income of $625,000, or 14 cents per share, for the same quarter last year. The decrease in net income was primarily attributable to
(1) the lower sales volume within both business segments, as discussed above,
(2) start-up costs to put in place production equipment and systems for the new transmission parts business at Uniflow and, (3) the write-off of debt issuance costs associated with the early payoff of term debt through the Company's debt refinancing. Net income for the nine months ended June 30, 1996 was $185,300 or 4 cents per share, compared to $777,900 or 18 cents per share, for the same period last year.

Segment Review

Metal Parts Forming (Uniflow)
(in thousands)

                                 Three Months Ended                      Nine Months Ended
                            6/30/96               6/30/95            6/30/96            6/30/95
                       ----------------     ----------------    ---------------     ----------------
                       Amount       %       Amount       %      Amount      %       Amount       %
                       ------     -----     ------     -----    ------    -----     ------     -----
Net sales             $  4,048    100.0    $  4,676    100.0   $ 10,912   100.0    $ 13,775    100.0
Gross profit               540     13.3         970     20.7      1,344    12.3       1,795     13.0
Operating expense          602     14.9         529     11.3      1,435    13.2       1,480     10.7
Operating profit (1)       (62)    (1.5)        441      9.4        (91)   (0.8)        315      2.3

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

           ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Uniflow's sales decreased 13.4% in the quarter, compared to the prior year quarter, while for the nine month comparative period sales decreased 20.8%. The decrease in sales for the quarter and nine month period primarily reflect
(1) lower order volume for Uniflow's aftermarket truck wheel bolt and suspension ball joint housings, (2) a catch-up of orders that were past due on delivery in the prior periods and, (3) the General Motors strike earlier in the year, which accounted for a small portion of the sales decrease. The decrease in Uniflow's aftermarket component parts business is attributable to an overall slowness in the trucking aftermarket business, the loss of specific accounts by Uniflow's customers and the resourcing of various parts to competitors of Uniflow by other customers. To make up for the lower order volume, Uniflow is aggressively seeking new business for its cold heading and cold forging parts forming capacity. Most significantly, management is seeking additional transmission shaft business, which it believes it will procure and be in production within three months. Additional transmission shaft production could utilize significant available hydraulic press capacity, as sales for these parts could exceed $8 million annually. Uniflow has already set-up a new machining department in anticipation of receiving new orders for these parts. Uniflow will begin delivery of airbag housings in the quarter ending September 30, 1996, although volume is anticipated to be less than $300,000 for that quarter. Previously, the Company announced an order to manufacture approximately $30 million of starter motor shafts over six years for an automotive supplier, with production scheduled to begin in May, 1997.

Uniflow's gross profit for the quarter decreased to 13.3% of sales compared to 20.7% for the same quarter last year. The lower quarterly gross profit primarily reflects the lower sales volume as well as increased direct labor and other costs resulting from the moving and reorganization of equipment among Uniflow's three facilities. For the nine month period, the gross profit was 12.3% of sales compared to 13.0% in the prior year period.

Operating expense was 14.9% of sales for the quarter, compared to 11.3% of sales in the prior year quarter. For the nine month comparative period, operating expense was 13.2% of sales and 10.7% of sales, respectively. The higher operating expense percentages in the current periods compared to the same periods last year was due primarily to the lower sales volume, the write-off of $83,000 in prepaid equipment finance charges (associated with a debt refinancing) and increased personnel added to the engineering department.

Tooling Segment
(in thousands)

                                 Three Months Ended                      Nine Months Ended
                            6/30/96               6/30/95            6/30/96            6/30/95
                       ----------------     ----------------    ---------------     ----------------
                       Amount       %       Amount       %      Amount      %       Amount       %
                       ------     -----     ------     -----    ------    -----     ------     -----
Net sales             $ 4,610     100.0    $ 5,653     100.0   $13,584    100.0    $15,908     100.0
Gross profit            1,188      25.8      1,335      23.6     3,175     23.4      3,800      23.9
Operating expense         613      13.3        636      11.4     1,779     13.1      1,898      11.9
Operating profit (1)      575      12.5        699      12.4     1,396     10.3      1,902      12.0

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

The Tooling Segment's sales decreased 18.5% compared to the same quarter last year, while for the nine month comparative period, sales decreased 14.6%. The current periods sales decreases were principally due to lower incoming orders and the downsizing of Triple. Management expects order volume to remain consistent with current levels for the coming months.

The Tooling Segment's gross profit percentage was 25.8% of sales in the quarter, compared to 23.6% of sales in the same quarter last year. The higher quarterly gross profit percentage primarily reflects more efficient processing of orders at Form Flow and L&H Die. For the nine month comparative periods, gross profit was 23.4% of sales vs. 23.9% of sales.

The Tooling Segment's operating expense was 13.3% of sales in the current quarter and 13.1% in the current nine month period, compared to 11.4% and 11.9%, in the same quarter and nine month period last year, respectively. The higher operating expense percentages for the current periods primarily reflects the lower sales volume.

Corporate, Interest and Miscellaneous

Unallocated corporate overhead (included in general and administrative expenses) was $245,300 for the quarter, compared to $251,800 in the same prior year quarter. For the nine month period, unallocated corporate expense was $594,600 compared to $734,700 for the same period last year. The lower corporate expense reflects a reduction in personnel and other administrative costs.

Interest expense for the quarter was $199,800 compared to $302,100 for the same quarter last year. For the nine months year-to-date, interest expense was $602,000 vs. $871,300 for the same period last year. The lower interest expense reflects lower interest rates and reduced borrowings for the comparative periods.

Miscellaneous expense of $95,600 for the quarter principally consisted of loss on equipment disposals and accounts receivable write-offs.

FINANCIAL CONDITION AND LIQUIDITY

During the quarter, the Company completed a major refinancing of its secured debt and obtained commitments for other debt financing in the near future, as discussed below. Also, subsequent to June 30, 1996, Manubusiness Opportunities, Inc. ("MOI") agreed to exercise its final stock purchase warrant, providing the Company with an additional $1,000,000 in liquidity in exchange for 500,000 shares of common stock. The warrant exercise price was reduced to the Company's market trading price of $2 per share from $3 per share, as authorized by an independent committee of the Board of Directors. Management believes that the equity infusion and debt refinancing significantly improve the Company's liquidity and better position it to successfully implement its significant business expansion in process at Uniflow and within its Tooling operations.

           ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Net cash provided by operating activities was $467,700 in the quarter, compared to $655,900 in the prior year quarter. Depreciation and amortization increased to $479,100 from $396,900 in the prior year quarter, reflecting additional machinery and equipment and shorter lives on certain equipment. Working capital items fluctuated, as accounts receivable declined $503,700 due to the lower sales volume, while accounts payable increased $472,200 primarily related to increased purchases of steel for Uniflow's anticipated start up in transmission component part production. For the nine month comparative period, net cash provided by operating activities was $1,365,000 and $1,135,700 respectively. The increase in net cash for the nine month comparative period was principally the result of lower accounts receivable and higher accounts payable.

Net cash used in investing activities was ($2,289,000) in the current quarter, which included $2,629,700 in equipment purchases (including deposits on new equipment), offset by the sale of equipment for $299,100. The equipment will complete the secondary machining operations for the transmission shaft production that is expected to be awarded from an automotive company. Initial part delivery is expected to commence in September 1996. The prior year comparative quarter provided $305,800 by investing activities, principally cash from the sale of Triple equipment, offset by $554,700 in capital expenditures. The comparative nine month periods used cash flow of ($2,981,800) and ($208,200), respectively, for investing activities.
In addition to capital expenditures during the current quarter, the current nine month period also includes $495,000 in expenditures, principally for costs added to a newly rebuilt forging press at Uniflow, and the acquisition of a building adjacent to Form Flow for its die repair program and electro-diode machining department. The prior year nine month period includes various equipment purchases at the Tooling Segment and Uniflow, offset by the sale of Triple equipment.

Net cash provided (used) by financing activities was $4,767,900 in the quarter compared to ($926,600) in the prior year quarter. The current quarter included proceeds of $3,000,000 from the issuance of industrial revenue bonds, which will be used for the acquisition of equipment to manufacture transmission shafts. The bonds amortize over six years with a fixed interest rate of 6.15%. The Company also refinanced its existing secured long-term debt in June by adding approximately $2.3 million to long term debt. This was accomplished with a $2,887,500 mortgage on the Uniflow properties (15 amortization, 8.25% fixed rate) and with a $5,000,000 equipment loan (floating rate at LIBOR plus 215 basis points). The new mortgage replaced an existing mortgage with a remaining balance of $1,392,000 (floating rate of prime plus 1/2%, 15 year amortization and balloon note that was due in 2001), while the new equipment note replaced various equipment notes that totaled approximately $4,143,700 (interest rates ranging from 6% to 11% and maturities ranging from 1996 to 2001). Also, effective June 30, 1996, the Company obtained a three year revolving line of credit from one of its primary lenders. The revolver provides for up to $4,000,000 in borrowings based on accounts receivable and inventory levels. An additional $2,000,000 in borrowing is also authorized under this arrangement in the form of a short-term (due on demand) line of credit that would be supported by requisite levels of accounts receivable and inventories. Prior to June 30, 1996, the Company utilized a $4,500,000 short-term bank line of credit supported by accounts receivable and inventories. The nine month comparable net cash provided from (used in) financing activities was $4,659,300 and ($892,800), respectively, with most activity accounted for in the current and prior year comparable quarter.

           ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

With respect to financing for new equipment on order for production of Uniflow's starter motor shafts business, the Company has secured a commitment for $4 million in industrial revenue bonds. Management expects to close on the financing in late September 1996, while taking delivery of equipment in November and December 1996. Production is tentatively scheduled for May 1997.

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



SECOM GENERAL CORPORATION
(Registrant)


By:   /s/ Robert A. Clemente                           Dated: August 14, 1996
      ----------------------------
      Robert A. Clemente
      Chairman, President & CEO




By:   /s/ David J. Marczak                             Dated: August 14, 1996
      -------------------------
      David J. Marczak
      Chief Financial Officer