Form 10-K
period 1996-09-30
SECOM GENERAL CORP
filed 1996-12-27
CIK 790375

FORM 10-K


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended September 30, 1996

                      Commission file number     0-14299


                           SECOM GENERAL CORPORATION
            (exact name of registrant as specified in its charter)

           DELAWARE                                    87-0410875
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

         26600 HEYN DRIVE, NOVI, MICHIGAN                   48376-0705
      (Address of principal executive offices)              (Zip Code)

    Registrant's telephone number, including area code:    (810) 305-9410

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

As of December 24, 1996, 5,342,200 shares of the Registrant's Common Stock were outstanding and the aggregate market value of such Common Stock held by non-affiliates (based on the closing price on that date as reported on the NASDAQ National Market System) was approximately $13,355,500.

                      DOCUMENTS INCORPORATED BY REFERENCE

       Part III - incorporated by reference from the Registrant's Proxy Statement for its Annual Meeting to be held in March 1997.

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

     Tooling Segment:

      *  Form Flow, Inc. ("Form Flow") acquired in 1987

      *  L & H Die, Inc. ("L & H") acquired in 1987

      *  Micanol, Inc. ("Micanol") acquired in 1990

      *  Triple Technologies, Inc. ("Triple"), formerly known as
         Triple Tool, acquired in 1991

In May 1995, Triple's operations were downsized and relocated to a Form Flow facility. Triple's continuing business activity was absorbed into Form Flow.

Effective November 1, 1996, the Company acquired the Milford, Michigan machining business of the VarityKelsey-Hayes Corporation ("VKH"), a business unit of Lucas-Varity Corporation (NYSE:LAV). The business was renamed Milford Manufacturing Corporation ("MMC"), and constitutes a third segment for the Company -- Production Machining. In connection with the acquisition, the Company also entered into a five year supply agreement for the manufacture and sale of various brake valve parts to VKH. See Management's Discussion and Analysis.

The Company's corporate address is 26600 Heyn Drive, Novi, Michigan 48374; its telephone number is (810) 305-9410 and its facsimile number is (810) 347-9952.

Except as otherwise indicated by the context, any reference to "the Company" shall mean the Company and its subsidiaries. The Company's fiscal year-end is September 30.

Principal Customers, Backlog and Seasonality

In 1996, one of the Company's customers accounted for 11% of consolidated revenues. Sales of the Company's parts, tooling and services are not considered seasonal. The Company believes that its backlog, due to the nature of its respective businesses, is not necessarily indicative of the level of its present or future sales.

SEGMENT REVIEW

Metal Parts Forming Segment

General

The Metal Parts Forming Segment is comprised of the Company's Uniflow unit, which primarily manufactures automotive and truck parts from steel bar, coil and tubing using cold forging and forming machines and various types of secondary machining, such as threadrolling and piercing equipment.

Sales and Competition

Uniflow's fiscal 1996 sales were comprised as follows: 32.8% wheel studs for heavy and light duty trucks (original equipment manufacturers or "OEM" and service part manufacturers or "aftermarket"); 24.9% automobile ball joint suspension housings (OEM and aftermarket); 23.6% transmission gear housings
(OEM); and 18.7% miscellaneous cold headed and cold forged parts (OEM). While Uniflow operates in competitive markets, management believes that Uniflow's extensive tooling inventory gives it a competitive advantage in retaining certain reorders from the same customers.

Although Uniflow is aggressively seeking sales of new parts, most of its business base remains reorders of the same customer specific parts. Uniflow's sales backlog usually covers a period of approximately three months of work. As such, the backlog is not necessarily indicative of Uniflow's sales performance beyond that time period. Management expects Uniflow's sales mix to change in 1997 and thereafter, as it focuses on larger OEM sales orders. See Management's Discussion and Analysis set forth in Item 7.

Uniflow's sales are concentrated with a few customers, as five customers comprised 75% of revenue for the fiscal year ended September 30, 1996. If Uniflow were to lose a significant customer, management believes that it could replace that business within an estimated timeframe of 6 to 18 months, although its gross profit margin would likely be adversely affected.

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

Employees

As of September 30, 1996, Uniflow employed a total of 170 full-time employees compared to 153 in the prior year, as follows: 151 direct and indirect labor (including factory floor supervision), 6 engineering, 2 sales, 7 office and 4 management.

Tooling Segment

General

The Company's Tooling Segment ("Tooling Operations" or "Tooling Units") is comprised of three wholly-owned operating subsidiaries, which are Form Flow, L & H and Micanol. In May 1995, the Company significantly reduced the size of its Triple operation by selling off certain equipment. Triple's remaining operations were transferred to the Company's Form Flow unit, although certain equipment was moved to the other subsidiaries. The continuing Triple business activity has been absorbed into Form Flow. For further discussion about Triple, reference is made to the Management's Discussion and Analysis set forth in Item 7 and Note 2 to the financial statements set forth in Item 8.

The Tooling Operations manufacture close tolerance tooling for the hot and cold metal forming industry. Hot and cold metal forming companies typically make metal parts from steel coil that is automatically fed through various stations on a "header forming" machine. A header machine cuts off a piece of steel coil and moves it through each die station progressively, using tool inserts to form the part. Tool life is dependent on the type of material used to make the part and the size and shape of the part, among other things.

As part of its sales and service, the Tooling Unit's design and development staff will advise customers about tooling issues and other engineering matters related to the production of hot and cold formed parts. While tool orders typically take 4 to 10 weeks to complete, design and development orders can span over a period of months.

Sales and Competition

The Tooling Segment's customers manufacture items such as industrial fasteners, hand tools, electronic components, automotive parts, tubing, aircraft parts, consumer items and munitions as well as a wide array of OEM assembly parts. The Tooling Unit's customers include OEM and aftermarket suppliers and are mostly related to the automotive industry. Continuing customer relations are important as significant revenue is derived from tooling reorders.

The Tooling Segment operates in fragmented markets with numerous competitors. Management believes its success is based on (1) the quality and durability of the tooling, (2) the ability to fulfill delivery commitments, and
(3) price competitiveness. The Tooling Unit's design and engineering services allow it to compete for tool development work; management believes these services provide the Company a significant advantage in attracting new customer business. The Tooling Segment sells principally to customers in the United States.

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

Employees

As of September 30, 1996, the Tooling Segment employed a total of 158 full-time employees compared to 175 in the prior year, as follows: 132 direct and indirect labor (including factory floor supervision), 5 engineering, 4 sales, 11 office and 6 management.


Item 2. Properties

The Company's corporate offices are located at 26600 Heyn Drive, Novi, Michigan. The subsidiaries operate in the following facilities, all of which are owned by the Company:

1) Form Flow is located in two 12,600 square foot adjacent buildings on approximately four acres of land at 6901 and 6999 Cogswell in Romulus, Michigan 48174. The 6999 Cogswell facility was acquired by the Company in December 1995. Its telephone number is 313-729-3100.

2) L & H is located in a 12,600 square foot building on approximately two acres of land at 38200 Ecorse Road, Romulus, Michigan 48174 and its telephone number is 313-722-8011.

3) Micanol is located in a 12,400 square foot building on approximately two acres of land at 46001 Grand River Avenue, Novi, Michigan 48374 and its telephone number is 810-347-1230.

4) Uniflow is located in three buildings on approximately eight acres of land in Novi, Michigan 48374: (1) 30,300 square feet at 26600 Heyn Drive, (2) 16,700 square feet at 46035 Grand River Avenue and (3) 32,000 square feet at 46009 Grand River Avenue. Its telephone number is 810-348-9370.

5) MMC is located on 6.6 acres of land in an 81,500 square foot building at 101 Oak St., Milford, Michigan 48381. Its telephone number is 810-685-1573.

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

                         High            Low
    Quarter Ended        Trade          Trade
    -------------        -----          -----
      12/31/94            3.00           2.00
       3/31/95            2.62           1.62
       6/30/95            2.50           1.62
       9/30/95            4.09           2.25
      12/30/95            3.37           2.50
       3/31/96            3.37           1.75
       6/30/96            3.44           1.87
       9/30/96            3.12           2.00

On September 30, 1996 there were approximately 1,000 nominees/persons of record that held the Company's common stock. Of those listed of record, approximately 2 million shares were held by brokers and nominees representing an undetermined number of beneficial stockholders.

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

In August 1996, Manubusiness Opportunities, Inc. ("MOI") exercised its third and final warrant of 500,000 shares. The Company reduced the exercise price on the final warrants from $3 per share to $2 per share, which approximated the market trading value at the exercise date. For further discussions about
MOI, reference is made to the Management's Discussion and Analysis set forth in Item 7 and Note 6 to the financial statements set forth in Item 8.

In June 1991 and in May 1992, the Company issued 10% common stock dividends to stockholders of record as of May 14, 1991 and May 1, 1992, respectively.


Item 6. Selected Financial Data

See page 34 for selected financial data as of September 30, 1996, 1995, 1994, 1993 and 1992 and for the years then ended as required by this Item. This information should be read in conjunction with the financial statements and the footnotes thereto referred to in Item 14(a)(1) of this Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


        The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in the Form 10-K.

                                   Overview

        The Company posted net income of $41,000 (one cent per share) on sales of $30,877,000 in 1996 compared to net income of $1,204,000 (28 cents per share) on sales of $36,276,000 in 1995. The decline in net income in 1996 from the prior year was primarily due to the continued difficulty in turning around the Company's Uniflow unit (see segment review below).

        Although Uniflow was able to secure various long-term sales orders during 1996 that are scheduled to ramp up in 1997 and 1998, overall sales declined in 1996 from 1995. Although sales decreased, operating expenses increased (as a percentage of sales), resulting in a loss in 1996 at Uniflow. The Company's Tooling Segment sales were lower primarily related to the downsizing of Triple Tool, which was absorbed into Form Flow's operation in late fiscal 1995. The Tooling Segment posted another profitable year, although net income was slightly lower than 1995.

        Effective November 1, 1996, the Company acquired certain assets and assumed certain liabilities of the VarityKelsey-Hayes' ("VKH") Milford, Michigan machining operation and its continuing business. Assets acquired were
(1) machinery and equipment, with an estimated fair market value of $2.5 million, (2) real estate and building, with an estimated fair market value of $1.3 million, and inventories valued at approximately $1 million, as well as various environmental indemnifications and supply commitments with values yet undetermined. In exchange for the assets acquired, the Company paid approximately $5 million in consideration, as follows: (1) $1.2 million cash at closing, (2) the assumption of certain employee pension and retiree health care obligations, preliminarily estimated at $3 million and, (3) approximately $800,000 for additional inventories and equipment added to the location before the transaction closing.

        The Milford operation was renamed Milford Manufacturing Corporation ("MMC") and constitutes a third Secom business segment -- Production Machining. The Company anticipates the unit to be profitable in fiscal 1997 with sales expected to exceed $12 million. The Company's other two business segments are Metal Parts Forming (Uniflow) and Tooling (Form Flow, L & H and Micanol).

                             Results of Operations

Metal Parts Forming Segment

Chart of three year comparative operating results (in thousands):

                                     1996                      1995                   1994
                             -------------------      -------------------     -------------------
                             Amount          %        Amount          %       Amount          %
                             ------        -----      ------        -----     ------        -----
Net sales                  $ 14,748        100.0     $ 17,630       100.0    $ 16,052       100.0
Gross profit                  1,197          8.1        2,226        12.6       1,533         9.6
Operating expense             1,898         12.9        1,951        11.1       1,356         8.4
Operating profit (loss)        (701)        (4.8)         275         1.6         177         1.1

        The Metal Parts Forming Segment is comprised of the Company's Uniflow unit. Uniflow currently manufactures suspension ball-joint housings, truck wheel fasteners, transmission shaft parts and a variety of OEM cold-formed and forged parts. Customers are primarily automotive and trucking-related original equipment manufacturers ("OEM") and service part manufacturers ("after-market").

        Net sales decreased 16.3% in 1996 from 1995, and increased 9.8% in 1995 from 1994. The sales decrease in 1996 from 1995 primarily reflects (1) lower order volume for Uniflow's after-market truck wheel studs and suspension ball joint housings and, (2) additional sales in the prior year from deliveries made on a significant past-due sales backlog of approximately $1 million. The decrease in Uniflow's after-market component parts business is attributable to an overall slowness in the trucking after-market business, the loss of certain business by Uniflow's customers and the resourcing of various parts to competitors. Management does not anticipate further deterioration in 1997 after-market related sales.

        To replace the lower sales, management has been seeking new business for its cold forging press and cold forming header production capacity. Through those efforts, Uniflow secured an order to supply starter motor shafts for six years; shipments of $700,000 are expected in fiscal 1997, $2.5 million in 1998 and approximately $5 million annually for the remainder of this six year contract. The parts will be formed on Uniflow's National FX85 parts former and machined at the Company's newly acquired MMC unit. Uniflow also has tentatively received an order to manufacture transmission shaft parts, with shipments anticipated to start in early 1997; sales over $1.3 million are expected in fiscal 1997 and could exceed $8 million in 1998. Sales of airbag housings, for which first shipments were made in August 1996, are expected to exceed $1.5 million in 1997.

        Gross profit on sales was 8.1% in 1996, 12.6% in 1995 and 9.6% in 1994. The 1996 decline in gross profit reflects the lower sales volume and less efficient production. Management is in the process of implementing various operating techniques designed to improve Uniflow's manufacturing efficiency and gross profit. In particular, management is emphasizing improvements in production planning and preparation to reduce production costs. Management is also in the early stages of implementing a quality system in compliance with QS 9000 and a computerized information system that will provide on-line shop floor production and financial data. Incremental sales increases that are expected to commence throughout fiscal 1997 should improve the gross profit.

        Operating expense as a percentage of sales was 12.9% in 1996, 11.1% in 1995 and 8.4% in 1994. The percentage fluctuation was largely due to the varying sales level. Actual operating overhead expense in 1996 was $1.9 million, down from $1.95 million in 1995. In 1995, operating expense increased from 1994 level of $1.36 million, due primarily to increased engineering, product quality expense and the direct allocation of certain administrative expenses previously shown as unallocated corporate expense. Management does not expect its operating expense level to change significantly in 1997 from 1996.

        Uniflow's profit (loss) from operations was ($701,000) (-4.8% of sales) in 1996, $275,000 (1.6% of sales) in 1995 and $177,000 (1.1% of sales)
in 1994. The profit decrease in 1996 from 1995 reflects the lower sales volume and higher costs of production. The profit increase in 1995 from 1994 primarily reflects the higher sales level. Management expects Uniflow's operating profit to improve with sales increases and with the implementation of production efficiencies.

Tooling Segment

        Chart of three year comparable operating results (in thousands):

                                    1996                 1995                  1994
                             ----------------     -----------------     -----------------
                             Amount       %       Amount        %       Amount        %
                             ------     -----     ------      -----     ------      -----
Net sales (1)              $18,166      100.0    $20,659      100.0    $19,143      100.0
Gross profit                 4,317       23.8      4,902       23.7      4,841       25.3
Operating expense            2,325       12.8      2,445       11.8      1,833        9.6
Operating profit (loss)      1,992       11.0      2,457       11.9      3,008       15.7

        (1)     Before elimination of intercompany sales.

        The Tooling Segment is comprised of the Form Flow, L & H and Micanol units. The Triple unit was downsized and absorbed into Form Flow's operation in June 1995. The Tooling Units sell tools and dies for use in the production of hot and cold formed metal parts.

        Net sales decreased 12.1% in 1996 compared to 1995 and increased 7.9% in 1995 compared to 1994. The 1996 sales decrease from 1995 is primarily due to the downsizing of Triple Tool, which posted sales of $1.79 million in 1995, and lower sales at Micanol in 1996, resulting from lower order demand from some of its customers. The 1995 sales increase over 1994 was the result of higher sales at Form Flow, L & H and Micanol, although Triple recorded lower sales.

        Gross profit on sales was 23.8% in 1996, 23.7% in 1995 and 25.3% in 1994. The 1996 gross profit percentage was comparable with 1995, while the decline in percentage in 1995 from 1994 primarily reflected unfavorable operating results at the Triple unit.

        Operating expense as a percentage of sales was 12.8% in 1996, 11.8% in 1995 and 9.6% in 1994. The increases in 1996 and 1995 reflect higher personnel expense and the direct allocation of certain expenses previously unallocated at the corporate level.

        The Tooling Segment's operating profit was $1,992,000 (11.0% of sales) in 1996, $2,457,000 (11.9% of sales) in 1995 and $3,008,000 (15.7% of sales)
in 1994. The decline in operating profit in 1996 from 1995 principally resulted from lower profits at Form Flow, L & H and Micanol, offset by the reduction of Triple's operating loss. In the previous year, Form Flow realized higher profits on various special tooling development projects from certain customers. The decline in operating profit in 1995 from 1994 was principally related to lower sales volume from various higher margin customer accounts. Management is seeking to maintain higher machine utilization and higher value added tooling orders to improve its gross margin and operating profit.

Corporate Expenses

        Unallocated corporate overhead was $712,000 in 1996, $858,000 in 1995 and $1,620,000 in 1994. The reductions in unallocated corporate expense in 1996 and 1995 from 1994 reflect the direct allocation of certain expenses that relate to the respective operating units, as well as lower insurance and other administrative costs.

Interest Expense, Miscellaneous Income and Income Taxes

        Interest expense was $848,000 in 1996, $1,138,000 in 1995 and $953,000
in 1994. The decline in interest expense in 1996 from 1995 resulted from lower average borrowing and lower average interest rates for the year. Lower borrowings resulted in part from the exercise of stock warrants that provided $2 million of equity to the Company and refinancing certain of its debt agreements. Interest expense increased in 1995 from 1994 primarily due to increased borrowing for the additions of capital equipment.

        Other income (expense) was $15,000 in 1996, ($8,000) in 1995 and $386,000 in 1994. The income in 1994 reflected settlement of debts at less than recorded values associated with Tri-Tec.

        Income tax expense (benefit) was $18,000 in 1996, ($373,000) in 1995 and $61,000 in 1994. The income tax benefit in 1995 was the result of the utilization of net operating loss carryforwards against taxable income and the reversal of portions of the valuation allowance in anticipation of future use of net operating loss carryforwards.

                              Financial Condition

        The Company's working capital position, $4,908,000 at September 30, 1996, improved significantly during 1996 from $1,129,000 at September 30, 1995. The working capital increase primarily resulted from (1) a refinancing of long-term debt, as excess proceeds of approximately $2.35 million from new long-term debt were used to reduce short-term borrowings and (2) the exercise of stock purchase warrants that provided $2 million in additional equity, proceeds of which were also used to reduce short-term borrowings. Scheduled debt payments due in fiscal 1997 total approximately $2.1 million and management believes that internally generated cash from operations and amounts available on bank lines of credit will provide sufficient cash flow to cover the scheduled debt payments as well as fund continuing working capital requirements.

        Cash flows for 1996, 1995 and 1994 are summarized as follows:

                                                             1996          1995            1994
                                                             ----          ----            ----
        Cash flows from operating activities .........   $ 1,838,000    $ 1,772,000    $   356,000
        Cash flows used in investing activities ......    (4,918,000)      (494,000)      (589,000)
        Cash flows from (used in) financing activities     7,475,000     (1,274,000)        93,000

Cash flows from operating activities

        Cash flows provided by operating activities were $1,969,000 in 1996 before changes in working capital items and discontinued operations, compared to $2,697,000 in 1995 and $3,030,000 in 1994. Working capital items used $290,000 in 1996, as inventories rose $1.2 million, partially offset by lower accounts receivable and higher accrued liabilities. Inventories in 1996 rose principally at Uniflow, largely in connection with the timing of customer orders. In 1995, working capital items used $882,000, primarily the result of higher accounts receivable and prepaid items, along with lower accounts payable. In 1994, working capital items used $2,984,000, primarily associated with higher Tooling inventories and reduced trade payables.

Cash flows used in investing activities

        In 1996, the Company made capital expenditures that totaled $5,479,100, primarily for machinery at Uniflow associated with the manufacture of starter motor shaft parts. In this regard, the Company has committed to the acquisition of approximately $4 million of capital equipment. The equipment is scheduled for delivery and installation in mid 1997. In 1995, capital expenditures were $1,359,000, principally for a refurbished hydraulic press dedicated for airbag housing production and Form Flow's expansion of its die repair business, which included the acquisition of a new facility and additional grinding equipment. In 1994, capital expenditures of $908,000 were primarily for production tooling at Uniflow and miscellaneous equipment at the other units. The Company received $301,000 in 1996, $863,000 in 1995 and $149,000 in 1994, from the disposals of machinery and equipment. The disposals for all three years principally relate to the reduction of equipment base at the Triple unit.

Cash flows from financing activities

        Cash flows provided by (used in) financing activities were $7,475,000 in 1996, ($1,274,000) in 1995 and $93,000 in 1994. In 1996, the Company
completed a major debt refinancing of its existing assets and secured $7 million in industrial development bond financing to fund new equipment purchases associated with new sales orders. The 1996 refinancing included a $5 million note with a bank finance company due in six years; a real estate mortgage of $2.88 million due in 15 years; and a $6 million collateralized bank line of credit, of which $4 million is a committed revolver that expires in 1999. The refinancing provided excess cash of approximately $2.35 million, which was used to reduce borrowings on the bank line of credit. Also in 1996, the Company received $1.87 million and reduced accrued interest by $132,000 through the exercise of two stock warrants, which resulted in the issuance of 1 million shares of common stock. In 1996, scheduled principal debt payments totaled $1.4 million, compared to scheduled payments of $1.7 million in 1995 and $1.3 million in 1994. Also, in 1995 the Company extinguished a $1 million note payable in connection with the exercise of a stock warrant.

Item 8.   Financial Statements and Supplementary Data.

See Item 14(a)(1) for a list of the financial statements included in this Form 10-K.

Refer to page 38 of this Form 10-K for the supplementary quarterly financial data required by this Item.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

                                   PART III

The information called for by this Part is incorporated by reference from the Registrant's proxy statement for its Annual Meeting to be held in March 1997. The Company's proxy statement will be filed with the Securities and Exchange Commission in January 1997.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K.

(a)      The following documents are filed as part of this report:

         1.  Financial Statements and Financial Statement Schedule.
                                                                          Page
                                                                          ----
             Independent Auditors' Report...............................    23
             Consolidated Balance Sheets as of September 30, 1996
                and 1995................................................    24
             Consolidated Statements of Operations for the Years Ended
                September 30, 1996, 1995 and 1994.......................    25
             Consolidated Statements of Stockholders' Equity for the
                Years Ended September 30, 1996, 1995 and 1994...........    26
             Consolidated Statements of Cash Flows for the Years Ended
                September 30, 1996, 1995 and 1994.......................    27
             Notes to Consolidated Financial Statements................. 28-35
             Schedule II - Valuation and Qualifying Accounts............    38

Schedules other than those listed above are omitted because of the absence of the conditions under which they are required or because the information called for is included in the consolidated financial statements or the notes thereto.

(b)      Reports filed on Form 8-K.

The Company filed a report on Form 8-K dated December 20, 1996 to report the move of its corporate office to 26600 Heyn Drive, Novi, Michigan 48376-0705.

The Company filed a report on Form 8-K dated November 15, 1996 to report the Company's acquisition of certain assets and assuming certain liabilities of the VarityKelsey-Hayes' Milford, Michigan machining operation and its continuing business.

(c)      Exhibits.  See the Exhibit Index on the following page.

Exhibit          Description                                          Page*
-------          -----------                                          -----

2.1     Asset Purchase Agreement between VarityKelsey-Hayes
        Corporation and Milford Acquisition Corporation.               2.1*<F1>

3.1     Certificate of Incorporation of the Company filed with
        the Secretary of State of Delaware on August 25, 1987.         3.1*<F2>

3.2     Amendment to Articles of Incorporation filed on
        August 31, 1990.                                               3.2*<F3>

3.3     Certificate of Merger between the Company and Secom
        General Corporation, a Utah corporation filed with the
        Secretary of State of Delaware in December 1987.               3.2*<F2>

3.4     Certificate of Designation of Rights of the Class A
        Preferred Stock filed with the Secretary of State of
        Delaware in December 1987.                                     3.3*<F2>

3.5     Amendment to Articles of Incorporation filed on
        December 17, 1991.                                             3.5*<F6>

3.6     Bylaws of the Company.                                         3.4*<F2>

4.1     List of instruments defining the right of security holders.    4.1*<F9>

4.3     Nonqualified Stock Option Agreement dated November
        23, 1993 between Secom General Corporation as grantor
        and Manubusiness Opportunities, Inc. as grantee.               4.2*<F9>

4.4     Proxy Agreement dated November 23, 1993 between Roy A.
        McKnight, Larry McKnight, John Cocke and Manubusiness
        Opportunities, Inc.                                            4.3*<F9>

10.1    Machined Valve Products Supply Agreement                       E-1

10.2    Amended and Restated Revolving Credit and Loan Agreement
        between Secom General Corporation, Uniflow Corporation,
        Miconol, Inc., L&H Die, Inc. and Form Flow, Inc.              E-13

10.3    Master Equipment Lease Agreement between Secom General
        Corporation and KeyCorp Leasing Ltd.                          E-83

10.4    Mortgage, Security Agreement, Assignment of Leases and
        Rents and Fixture Filing between Secom General Corporation
        and Metlife Capital Financial Corporation                    E-107

10.5    Loan Agreement among GE Capital Public Finance, Inc.
        as Lender, and Michigan Strategic Fund, as Issuer and
        Secom General Corporation as Borrower dated June 1, 1996     E-131

10.6    Loan Agreement among GE Capital Public Finance, Inc.
        as Lender, and Michigan Strategic Fund, as Issuer,
        and Secom General Corporation, as Borrower dated
        as of Sept. 1, 1996                                          E-174

10.7    1991 Nonqualified Stock Option Plan                          10.27*<F5>

10.8    Form of Stock Option Agreement for Options granted
        under the 1991 Non-qualified Stock Option Plan               10.28*<F4>

10.9    Subordination Agreement dated December 15, 1993
        between Larry McKnight as junior lender and
        NBD Bank, N.A. as senior lender.                             10.17*<F7>

22.     Subsidiaries of the Registrant                               E-219

23.     Consent of Deloitte & Touche LLP                             E-220

27.     Financial Data Schedule                                      E-221

------------
* See the footnotes on page 18 to locate these exhibits.

All exhibits that have page numbers followed by an * are incorporated by reference from the filings set forth below. The numbers set forth as page numbers for those exhibits are the exhibit numbers those documents were given in those other filings. All other exhibits are included in this Form 10-K at the page numbers shown.

*<F1> Incorporated by reference from the Company's Current Report on Form 8-K dated November 15, 1996.

*<F2> Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended September 30, 1987.

*<F3> Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended September 30, 1990.

*<F4> Incorporated by reference from the Company's Current Report on Form 8-K dated September 13, 1991.

*<F5> Incorporated by reference from the Company's Registration Statement on Form S-4 (File No. 33-40865) that was declared effective on November 20, 1991.

*<F6> Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended September 30, 1991.

*<F7> Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended September 30, 1992.

*<F8> Incorporated by reference from the Company's Current Report on Form 8-K dated December 15, 1993.

*<F9> Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended September 30, 1993.

                                  SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              SECOM GENERAL CORPORATION


Dated:  December 27, 1996                 By: /s/ Robert A. Clemente
                                              -------------------------------
                                              Robert A. Clemente
                                              Chairman, President and CEO


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                       Title                      Date
       ---------                       -----                      ----

Principal Executive Officer:

/s/ Robert A. Clemente
------------------------------   Chairman, President         December 27, 1996
Robert A. Clemente               CEO and Director


Principal Financial and
  Accounting Officer:

/s/ David J. Marczak
------------------------------   Chief Financial Officer,    December 27, 1996
David J. Marczak                 Secretary, Treasurer
                                 and Director



------------------------------   Director                    December   , 1996
Gregory Adamczyk



------------------------------   Director                    December   , 1996
Rocco Pollifrone


/s/ Orville K. Thompson
------------------------------   Director                    December 27, 1996
Orville K. Thompson


/s/ Richard Thompson
------------------------------   Director                    December 27, 1996
Richard Thompson

INDEPENDENT AUDITORS' REPORT


Stockholders and Board of Directors
Secom General Corporation
Novi, Michigan

We have audited the accompanying consolidated balance sheets of Secom General Corporation and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1995. Our audits also included the financial statement schedule listed in the Index at
Item 14(a)(1) of Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Secom General Corporation and subsidiaries at September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

/s/ Deloitte & Touche LLP


December 23, 1996
Detroit, Michigan

SECOM GENERAL CORPORATION AND SUBSIDIARIES



CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1996 AND 1995
----------------------------

ASSETS                                                 1996           1995
                                                       ----           ----
CURRENT ASSETS:
  Cash .........................................   $   319,600    $    13,700
  Receivables:
    Trade (net of allowances of $21,000 and
       $93,500) ................................     4,130,700      4,484,800
    Other ......................................        33,200        320,600
  Inventories (Note 3) .........................     5,170,500      3,935,700
  Prepaids and other ...........................       547,400        727,800
  Deferred tax assets (Note 10) ................       569,800        542,700
                                                   -----------    -----------
           Total current assets ................    10,771,200     10,025,300

CASH RESTRICTED FOR EQUIPMENT (Note 12) ........     4,089,000

PROPERTY, PLANT AND EQUIPMENT, NET (Note 4) ....    17,758,600     14,583,600

INTANGIBLE ASSET (Note 1) ......................     1,994,100      2,071,300

OTHER ASSETS ...................................       341,600        266,900
                                                   -----------    -----------

TOTAL ASSETS ...................................   $34,954,500    $26,947,100
                                                   ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term obligations
      (Note 5) .................................   $ 2,121,400    $ 5,633,400
  Trade accounts payable .......................     2,856,800      2,065,500
  Accrued liabilities ..........................       884,800      1,197,100
                                                   -----------    -----------
           Total current liabilities ...........     5,863,000      8,896,000

LONG-TERM OBLIGATIONS (Note 5) .................    13,724,300      4,621,700

DEFERRED TAX LIABILITIES (Note 10) .............     1,331,300      1,518,900
                                                   -----------    -----------
           Total liabilities ...................    20,918,600     15,036,600

STOCKHOLDERS' EQUITY (Notes 8 and 9):
  Common stock, $.10 par value, 10,000,000
    shares authorized; outstanding:  1996,
    5,342,200 shares; 1995, 4,276,200 shares....       534,200        427,600
  Additional paid-in capital ...................    18,457,100     16,478,900
  Accumulated deficit ..........................    (4,955,400)    (4,996,000)
                                                   -----------    -----------
           Total stockholders' equity ..........    14,035,900     11,910,500
                                                   -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....   $34,954,500    $26,947,100
                                                   ===========    ===========

See notes to consolidated financial statements.

SECOM GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994
---------------------------------------------
                                                      1996            1995         1994
                                                      ----            ----         ----
NET SALES .....................................   $30,877,100    $36,276,200    $32,570,900

COST OF SALES .................................    25,064,900     29,016,100     26,048,200
                                                  -----------    -----------    -----------
GROSS PROFIT ..................................     5,812,200      7,260,100      6,522,700

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ..     4,920,700      5,282,300      4,801,500
                                                  -----------    -----------    -----------
INCOME FROM OPERATIONS ........................       891,500      1,977,800      1,721,200

OTHER INCOME (EXPENSE):
  Interest ....................................      (847,600)    (1,137,800)      (952,500)
  Other, net ..................................        14,600         (8,400)       385,600
                                                  -----------    -----------    -----------
INCOME BEFORE INCOME TAXES ....................        58,500        831,600      1,154,300

INCOME TAX BENEFIT (EXPENSE) (Note 10) ........       (17,900)       372,700        (60,800)
                                                  -----------    -----------    -----------
NET INCOME ....................................   $    40,600    $ 1,204,300    $ 1,093,500
                                                  ===========    ===========    ===========
NET INCOME PER COMMON SHARE ...................   $      0.01    $      0.28    $      0.29
                                                  ===========    ===========    ===========
WEIGHTED AVERAGE SHARES  OUTSTANDING
  (Note 1) ....................................     4,874,600      4,284,200      3,795,200
                                                  ===========    ===========    ===========

See notes to consolidated financial statements.

SECOM GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994
-----------------------------------------------
                                                         Common Stock           Additional
                                                      ----------------------      Paid-in       Accumulated
                                                        Shares      Amount        Capital         Deficit          Total
                                                        ------      ------       ---------      -----------        -----

BALANCE, OCTOBER 1, 1994 ...........................   2,900,900   $ 290,100    $15,578,000    $(7,293,800)   $  8,574,300

  Stock issued for settlement of stock guarantees ..     711,900      71,200        (85,500)                       (14,300)

  Issuances to 401(k) plan (employer match
    and employee elections) ........................      37,700       3,800         79,400                         83,200

  Private placements ...............................      50,000       5,000         95,000                        100,000

  Net income .......................................                                             1,093,500       1,093,500
                                                       ---------   ---------    -----------    -----------    ------------
BALANCE, SEPTEMBER 30, 1994 ........................   3,700,500     370,100     15,666,900     (6,200,300)      9,836,700

  Exercise of stock warrant ........................     500,000      50,000        950,000                      1,000,000

  Issuances to 401(k) plan (employer match
    and employee elections) ........................      42,300       4,200         79,900                         84,100

  Issuances for compensation .......................      41,800       4,100         79,500                         83,600

  Stock repurchases, net ...........................      (8,400)       (800)       (31,000)                       (31,800)

  Note issued for settlement of stock guarantee ....                               (266,400)                      (266,400)

  Net income .......................................                                             1,204,300       1,204,300
                                                       ---------   ---------    -----------    -----------    ------------
BALANCE, SEPTEMBER 30, 1995 ........................   4,276,200     427,600     16,478,900     (4,996,000)     11,910,500

  Exercise of stock warrants .......................   1,000,000     100,000      1,900,000                      2,000,000

  Issuances to 401(k) plan (employer match
    and employee elections) ........................      35,700       3,600         77,600                         81,200

  Stock issued for note receivable .................      25,000       2,500         35,000                         37,500

  Stock repurchases, net ...........................     (14,300)     (1,400)       (32,500)                       (33,900)

  Stock issued for settlement of stock
    guarantees .....................................      19,600       1,900         (1,900)

  Net income .......................................                                                40,600          40,600
                                                       ---------   ---------    -----------    -----------    ------------
BALANCE, SEPTEMBER 30, 1996 ........................   5,342,200   $ 534,200    $18,457,100    $(4,955,400)   $ 14,035,900
                                                       =========   =========    ===========    ===========    ============

See notes to consolidated financial statements.

SECOM GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994
---------------------------------------------
                                                              1996            1995           1994
                                                              ----            ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ...........................................   $    40,600    $ 1,204,300    $ 1,093,500
  Adjustments to reconcile income from
    operations to net cash provided by
    operations:
    Depreciation and amortization ......................     1,983,900      1,858,600      1,983,700
    Provision for (benefit from) deferred taxes ........      (214,700)      (521,900)        60,800
    Increase (decrease) in allowance for ...............       (72,500)        17,000       (228,800)
       doubtful accounts
    (Gain) loss on sales of assets .....................       115,800       (319,500)        14,100
    Stock issuances to 401(k) plan .....................        32,000         64,700        107,000
    Write-off of intangibles ...........................        84,200        309,700
    Stock issuances for compensation ...................                       83,600
    Changes in assets and liabilities that
      provided (used) cash, net of effects
      of acquisitions and discontinued
      operations:
      Trade and other receivables ......................       512,500       (298,400)      (105,300)
      Inventories ......................................    (1,234,800)       134,300     (1,412,200)
      Prepaids and other ...............................       (36,000)      (193,700)        30,300
      Other assets .....................................      (192,000)        78,300        (18,000)
      Trade accounts payable ...........................       842,000       (491,400)      (984,400)
      Accrued liabilities ..............................      (181,800)      (111,300)      (196,900)
      Other liabilities ................................                                    (297,200)
    Net cash provided by (used in) discontinued
       operations ......................................       158,600        (42,300)       309,400
                                                           -----------    -----------    -----------
           Net cash provided by operating activities ...     1,837,800      1,772,000        356,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from disposal of property,
     plant and equipment ...............................       301,000        863,000        149,300
  Collections on notes receivable ......................       259,800          2,300         20,600
  Capital expenditures .................................    (5,479,100)    (1,359,200)      (907,900)
  Net cash provided by discontinued operations .........                                     149,200
                                                           -----------    -----------    -----------
          Net cash used in investing activities ........    (4,918,300)      (493,900)      (588,800)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in bank line of credit ....................    (3,603,600)       210,600         44,900
  Proceeds from long-term obligations and
      use of restricted cash ...........................     8,205,500        273,100      2,469,400
  Proceeds from refinancing of long-term obligations ...     7,887,500
  Proceeds from issuances of stock .....................     1,918,800                        61,700
  Payments on long-term obligations due to refinancing .    (5,535,800)
  Retirements of common stock ..........................       (33,900)       (12,500)
  Payments on long-term obligations ....................    (1,314,600)    (1,634,000)    (1,065,000)
  Refund of restricted cash to bondholders .............                                    (700,000)
  Payments on capital lease obligations ................       (48,500)      (110,900)      (234,400)
  Net cash used in discontinued operations .............                                    (483,400)
                                                           -----------    -----------    -----------
           Net cash (used in) provided by financing
              activities ...............................     7,475,400     (1,273,700)        93,200
                                                           -----------    -----------    -----------
NET INCREASE (DECREASE) IN CASH AND RESTRICTED CASH ....     4,394,900          4,400       (139,600)

CASH AND RESTRICTED CASH, BEGINNING OF PERIOD ..........        13,700          9,300        148,900
                                                           -----------    -----------    -----------
CASH AND RESTRICTED CASH, END OF PERIOD ................   $ 4,408,600    $    13,700    $     9,300
                                                           ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for interest ...............   $   902,900    $ 1,104,800    $   965,200
                                                           ===========    ===========    ===========
  Cash paid during the year for income taxes ...........   $   153,600    $   120,000
                                                           ===========    ===========

See notes to consolidated financial statements.

SECOM GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994
---------------------------------------------

1.   SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     Business - Secom General Corporation (the "Company") is a publicly-traded holding company with four wholly-owned subsidiaries supplying the automotive, truck, construction and consumer markets. The Company operates in the following two business segments:

          Tooling:
             Form Flow, Inc. ("Form Flow")
             L&H Die, Inc. ("L&H Die")
             Micanol, Inc. ("Micanol")
          Metal Parts Forming -
             Uniflow Corporation ("Uniflow")

     Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

     Inventories are stated at the lower of cost or market, as determined under the first-in, first-out method.

     Property, Plant and Equipment are recorded at cost. The Company capitalizes, as additions, expenditures which extend the useful life or increase the value of related assets. Maintenance and repairs are charged to operating expense as incurred. Expenditures for repairs and maintenance for the three years ended September 30, 1996 were $433,700, $408,400 and $535,900, respectively. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

     Intangible Asset consisting of goodwill (cost in excess of net assets acquired) is amortized on a straight-line basis over primarily 40 years. The carrying value of goodwill is evaluated periodically in relation to the operating performance of the underlying business and assets. Management has evaluated the carrying value of the goodwill and has determined at September 30, 1996 that remaining amounts are not impaired. Accumulated amortization was $662,700 and $585,400 as of September 30, 1996 and 1995, respectively.

     Income Taxes - Deferred income tax assets and liabilities are computed annually for differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     Earnings per Share of common stock is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. Common equivalent shares consist primarily of the warrants and options to purchase common stock outstanding during the periods presented.

     Revenue Recognition - Revenues are recognized upon completion of services related to customer products.

     Significant Customer - The Company has one customer which comprises 11% of total revenues.

     Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     New Accounting Standards - Statement of Financial Accounting Standards
     (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," was issued in March 1995. The Statement is effective for fiscal years beginning after December 15, 1995, and requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has not yet adopted this Statement, however, the impact of such adoption is not expected to have a material effect on the Company's financial position or results of operations when adopted in the 1997 fiscal year.

     SFAS No. 123, "Accounting for Stock-Based Compensation," was issued in October 1995. This Statement, which is effective for fiscal years beginning after December 15, 1995, establishes financial accounting and reporting standards for stock-based employee compensation plans. The Company has not yet adopted this Statement, however, the impact of such adoption is not expected to have a material effect on the Company's financial position or results of operations when adopted in the 1997 fiscal year.

     Noncash Transactions - The Company entered into the following noncash investing and financing transactions for the following years ended September 30 (in thousands):

                                                   1996       1995     1994
                                                   ----       ----     ----
Cancellation of accrued interest/note payable
   in exchange for exercise of stock warrant....   $  132   $1,000
Common stock issued for services or for
   reduction of other obligations...............       32      148     $107
Stock issued for note receivable................       37
Notes receivable issued for sale of Triple
   Tool equipment...............................               249
Note payable issued for settlement of stock
   guarantee....................................               266
Note receivable and assumption of obligations
   from sale of Tri-Tec subsidiary..............    1,191


     Reclassifications - Certain amounts in the 1995 financial statements have been reclassified to conform with the presentation for 1996.

2.   DISCONTINUED AND DOWNSIZED OPERATIONS

     In the quarter ended September 30, 1993, the Company adopted a formal plan to discontinue operations of its Plastic Molded Products Segment, Tri-Tec. In the first quarter of 1994, Tri-Tec's inventories and machinery and equipment were sold for cash and notes receivable and the assumption of certain capital lease obligations. At September 30, 1995 the Company was relieved as an obligor or guarantor on leases assumed by the buyer of Tri-Tec.

     In the third fiscal quarter of 1995, the Company completed its downsizing of Triple Technologies (formerly "Triple Tool") by the sale of $725,800 (net book value) of equipment and the leasing of $342,000 (net book value) of equipment. The Company recorded a net gain of $2,500 on this transaction after writing down goodwill in the amount of $310,000 in connection with the downsizing. In June 1995, Triple Technologies' remaining operations, primarily electro-diode machining (EDM), contracts and the related equipment (net book value $341,000) were transferred to Form Flow. For the years ended September 30, 1996, 1995, and 1994, sales from Triple Technologies were $30,400, $1,559,000 and $2,500,000, respectively, and operating losses were $102,000, $399,000 and $50,200, respectively.

3.   INVENTORIES

     Inventories at September 30 consist of (in thousands):


                                      1996     1995
                                      ----     ----
         Raw materials ...........   $  949   $  372
         Work-in-process .........    2,394    1,797
         Finished goods ..........    1,828    1,767
                                     ------   ------
         Total ...................   $5,171   $3,936
                                     ======   ======



4.   PROPERTY, PLANT AND EQUIPMENT, NET

     Property, plant and equipment at September 30 consist of (in thousands):


                                          1996        1995        Life
                                          ----        ----        ----
Machinery and equipment .............   $ 18,192    $ 14,629    2 to 20 years
Building and improvements ...........      5,154       4,714    3 to 30 years
Land and improvements ...............        572         540        N/A
Furniture and fixtures ..............        685         478    3 to 7 years
Vehicles ............................        168         215    3 years
Construction-in-progress and deposits        538         236        N/A
                                        --------    --------
           Total ....................     25,309      20,812
Less accumulated depreciation .......     (7,550)     (6,228)
                                        --------    --------
Total ...............................   $ 17,759    $ 14,584
                                        ========    ========

5.   LONG-TERM OBLIGATIONS

     Long-term obligations at September 30 consists of (in thousands):

                                                    1996        1995
                                                    ----        ----
Bank line of credit (a) ......................   $    172    $  3,776
Real estate mortgage notes (b) ...............      3,609       1,888
Michigan Strategic Fund Limited Obligation
   Revenue Bonds (c) .........................      6,896       2,500
Equipment term notes (d) .....................      4,778       1,176
Other notes payable (e) ......................        390         811
Equipment capital leases .....................                    104
                                                 --------    --------
           Total .............................     15,845      10,255
Less current obligations .....................     (2,121)     (5,633)
                                                 --------    --------

Long-term obligations ........................   $ 13,724    $  4,622
                                                 ========    ========


     (a) In July 1996, the Company entered into an amended and restated revolving credit and loan agreement with a bank, which is for a three year period and permits borrowings of up to $4 million under a revolving credit note and up to $2 million under a line of credit note. At September 30, 1996, $172,000 was outstanding under the revolving credit note and no amounts were outstanding under the line of credit note. The interest is at prime or the 30 day LIBOR rate plus 215 basis points. This agreement replaced an existing agreement in which interest was at prime plus 1/2%. The revolving credit and loan agreement is collateralized by accounts receivable and inventory while borrowings are limited to stated percentages of accounts receivable and inventory. Under each note, interest is payable monthly and any unpaid principal is due July 1999. The agreement prohibits the payment of cash dividends and requires the Company to maintain specific financial covenants including minimum tangible equity, working capital, and cash flow. The Company was in compliance with all financial covenants at September 30, 1996.

     (b) During 1996, the Company refinanced its existing mortgage loans to obtain new mortgage loans requiring monthly installments of principal and interest. Interest on a $2.88 million mortgage note is 8.25% per annum and is collateralized by land and buildings with a net book value of $3,729,100, while interest on a $775,000 mortgage note is prime and is collateralized by land and building with a net book value of $987,200. Interest under the previous agreements was payable at prime plus 2% per annum. These agreements mature in fiscal 1999 and 2011. Principal payments are due as follows: 1997, $164,600; 1998, $173,500; 1999, $183,200; 2000, $193,200; 2001,
          $660,200 and thereafter, $2,234,800.

     (c) In June and September 1996, the Michigan Strategic Fund sold $3,000,000 and $4,000,000, respectively, of its Limited Obligation Revenue Bonds and the bondholders then loaned the proceeds to the Company for the purchase of equipment. The bonds require monthly interest and principal payments through September 1, 2002. The Bonds bear interest at the rates of 6.15% and 5.99%, respectively, and are collateralized by equipment and cash with a net book value of approximately $7,000,000. Principal payments due are as follows:
          1997, $1,004,600, 1998, $1,066,500, 1999, $1,133,000, 2000,
          $1,203,400, 2001, $1,278,700 and thereafter, $1,209,600. The bonds outstanding at September 30, 1995, were repaid in their entirety during fiscal 1996. Interest was at approximately 2% below the prime rate.

     (d) The equipment term note is collateralized by equipment with a net book value of $9,902,200. Interest rate is the 30 day LIBOR plus 215 basis points (approximately 7.55% at September 30, 1996). Principal payments due are as follows: 1997, $691,800, 1998, $746,500, 1999,
          $805,500, 2000, $868,700, 2001, $937,800 and thereafter, $727,400.
          The equipment term notes outstanding at September 30, 1995 were repaid in their entirety during fiscal 1996. Interest was at prime rate plus 2%.

     (e) Interest rates on other notes payable range from 4.9% to 12%. At September 30, 1996, the balance includes $119,900 in trade installment notes collateralized by specific equipment. Maturity dates range from 1997 to 2000. Principal payments due are: 1997, $253,400; 1998, $55,400; 1999, $68,000, and 2000, $13,100.

     The prime rate at September 30, 1996 and 1995 was 8.25% and 8.75%, respectively.

     Principal payments on long-term obligations for the next five years are as follows (in thousands):

                    1997...................... $2,121
                    1998......................  2,042
                    1999......................  2,190
                    2000......................  2,278
                    2001......................  2,877
                    Thereafter................  4,165

6.   RELATED PARTY TRANSACTIONS

     In December 1993, the Company issued a $1,000,000 subordinated note payable, maturing December 1, 1995 and requiring payment of interest only, at the prime rate plus 3% to Manubusiness Opportunities, Inc.
     (MOI), an entity controlled by three directors of the Company. Payment of principal was due at maturity. MOI also received warrants and options to purchase 1.7 million shares of common stock, as follows: 500,000 shares expiring in November 1994 with an exercise price of $2 per share, 500,000 shares expiring in November 1995 with an exercise price of $2 per share, and 500,000 shares expiring in November 1996 with an exercise price of $3 per share and 200,000 options expiring in 1998 with an exercise price of $2.63 per share.

     In November 1994, MOI exercised its first warrant to acquire 500,000 shares of common stock in exchange for the cancellation of the $1,000,000 note. In November 1995, MOI exercised its second warrant to acquire 500,000 shares of common stock in exchange for a payment of $1,000,000. In August 1996, MOI exercised its third and final warrant of 500,000 shares. In conjunction with this exercise, the Company reduced the exercise price on the final warrants from $3 per share to $2 per share, which approximated market value at the new measurement date. Upon exercise, the Company received approximately $868,000 in cash and canceled accrued interest due to MOI of approximately $132,000. Included in accrued liabilities at September 30, 1995, is $125,000 of interest on the above note payable.

7.   LEASES

     The Company leased one manufacturing facility under a noncancelable operating leases. Rental expense for continuing operations was $10,500, $36,000 and $106,000 for the years ended September 30, 1996, 1995 and 1994, respectively. During fiscal 1996, the Company purchased the leased plant facility.

     Machinery and equipment includes assets under capital leases having a total cost of $438,700 and accumulated amortization of $156,700 at September 30, 1995. During 1996, this machinery and equipment was purchased and the Company no longer has any equipment under capital lease agreements.

     Annual payments due under noncancelable operating leases are as follows (in thousands):

                    1997...................... $   45
                    1998......................     45
                    1999......................     45
                    2000......................     45
                    2001......................     45
                    Thereafter................     45
                                               ------
                    Total..................... $  270
                                               ======

8.   STOCK OPTIONS AND COMMON STOCK GUARANTEES

     In 1991, the Board of Directors (the "Board") adopted a nonqualified stock option plan (the "1991 Plan"). The 1991 Plan authorizes the Board to grant options to purchase a maximum of 400,000 shares of common stock to employees, at not less than the fair market value at the date of grant. The options vest at various dates as described in the related option agreement and expire 10 years from the date of grant. At September 30, 1996, 131,200 shares were exercisable under the Plan. Transactions under the 1991 Plan are summarized as follows:

                                                  Shares        Price
                                                  ------        -----
      Options outstanding September 30, 1994 ..   178,750    $2.62 - $3.00
      Options terminated ......................   (16,250)       2.62
                                                  -------
      Options outstanding September 30, 1995 ..   162,500     2.62 -  3.00
      Options granted .........................   272,000        1.94
      Options terminated ......................   (58,500)    2.62 -  2.75
                                                  -------
      Options outstanding September 30, 1996 ..   376,000    $1.94 - $3.00
                                                  =======

     During the year ended September 30, 1996, 175,000 options exercisable at $1.94 were issued to an officer of the Company outside of the 1991 Plan. At September 30, 1996, 17,500 of these options were exercisable and the remaining options vest ratably over a five year period. These options expire 10 years from the date of grant.

     The Company is contingently liable under stock price guarantees issued in connection with 1991 private stock placements. Under the agreements the holder is entitled to the shortfall between the amount realized from sale of the shares during the guarantee period and the guaranteed price of the share. At September 30, 1996, the Company had approximately 13,000 shares remaining that are subject to guarantees with a maximum guarantee amount of approximately $96,000.

  9. EMPLOYEE BENEFIT PLAN

     The Company maintains a defined contribution 401(k) plan to which it contributes stock on a discretionary basis. The cost of the stock contributed to the Plan resulted in a charge to expense of $123,000, $116,000 and $107,000 for the years ended September 30, 1996, 1995 and 1994, respectively.

10.  INCOME TAXES

     The provision for income taxes consists of the following for the years ended September 30:

                                          1996        1995        1994
                                          ----        ----        ----
     Current (expense) ..............  $(232,600)  $(149,200)
     Deferred benefit (expense) .....    214,700     521,900    $(60,800)
                                       ---------   ---------    --------
     Income tax benefit (expense) ...  $ (17,900)  $ 372,700    $(60,800)
                                       =========   =========    ========


     Temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

                                                         September 30
                                                  -------------------------
                                                      1996          1995
                                                      ----          ----
  Deferred tax assets:
    Alternative minimum tax carryforwards ....   $   272,900    $   137,200
    Tax credit carryforwards .................       108,400        108,400
    Secom net operating loss carryforward ....                       45,200
    Net operating loss carryforwards of
       acquired companies ....................       397,700        544,500
    Reserves .................................       206,600        159,100
    Other ....................................        52,900         17,000
                                                 -----------    -----------
             Total deferred tax assets .......     1,038,500      1,011,400

  Less valuation allowance ...................      (468,700)      (468,700)
                                                 -----------    -----------
             Net deferred tax assets .........       569,800        542,700
  Current portion ............................       569,800        542,700
                                                 -----------    -----------
  Long-term portion ..........................       None           None
                                                 ===========    ===========
  Deferred tax liabilities:
    Depreciation .............................   $   462,400    $   488,100
    Book and tax basis differences from
       business combinations .................       830,100        988,200
    Other ....................................        38,800         42,600
                                                 -----------    -----------
             Total deferred tax liabilities ..     1,331,300      1,518,900
  Current portion ............................       None           None
                                                 ===========    ===========
  Long-term portion ..........................   $ 1,331,300    $ 1,518,900
                                                 ===========    ===========

     During 1996 and 1995, certain tax benefits from net operating losses and temporary differences creating deferred tax assets have been reserved with a valuation allowance due to their uncertainty of realization.

     Remaining net operating loss carryforwards as of September 30, 1996 are available for offset against future taxable earnings through the year 2007, subject to annual limitations as set forth in the Internal Revenue Code.

     A reconciliation of the Company's statutory income tax provision computed on pre-tax income to the recorded income tax provision for the year ended September 30 is as follows:

                                                       1996         1995         1994
                                                       ----         ----         ----
      Statutory income tax liability ............    $(20,200)   $(283,300)    $(430,000)
      Change in valuation allowance .............                  766,000        30,000
      Nondeductible goodwill amortization .......     (26,300)    (128,000)      (23,000)
      Book and tax basis differences from
         business combinations ..................      71,100       40,000       383,000
      Nondeductible other expenses ..............     (42,500)     (22,000)      (20,800)
                                                     --------    ---------     ---------
      Income tax benefit (expense) ..............    $(17,900)   $ 372,700     $ (60,800)
                                                     ========    =========     =========

11.  CONTINGENCIES

     The Company is involved in certain legal proceedings arising in the normal course of business. In the opinion of management, based on the opinion of counsel, the outcome of such litigation will not have a material adverse effect on the Company's consolidated financial position or results of operations.

12.  CASH RESTRICTED FOR EQUIPMENT

     The cash restricted for equipment was received from the Michigan Strategic Fund bondholders (see Note 5) to purchase equipment for future production requirements. The Company has contractually agreed to purchase the equipment and anticipates accepting delivery of such equipment in the 1997 fiscal year.

13.  SUBSEQUENT EVENT

     Effective November 1, 1996, the Company acquired certain assets and assumed certain liabilities of the Varity Kelsey-Hayes Corporation's Milford, Michigan machining business. The acquisition was accounted for as a purchase and the results of operations will be included in the Company's financial statements beginning as of the acquisition date. The unit has been renamed "Milford Manufacturing Corporation."

14.  SEGMENT INFORMATION

     The following is the business segment information applicable to continuing operations (in thousands):

                                Metal              Eliminations
                                Parts                   and
                               Forming    Tooling    Corporate   Consolidated
                               -------    -------  ------------  ------------
  September 30, 1996:
    Net sales ...............  $14,748    $18,136    $(2,007)      $30,877
    Income from operations ..     (701)     2,093       (501)          891
    Identifiable assets .....   12,920      7,211     14,823        34,954
    Depreciation and
       amortization .........    1,098        671        215         1,984
    Capital expenditures ....    1,803        163      3,513         5,479

  September 30, 1995:
    Net sales ...............  $17,630    $20,659    $(2,013)      $36,276
    Income from operations ..      275      2,457       (754)        1,978
    Identifiable assets .....   14,444      8,852      3,651        26,947
    Depreciation and
       amortization .........    1,151        671         37         1,859
    Capital expenditures ....      592        751         16         1,359

  September 30, 1994:
    Net sales ...............  $16,052    $19,143    $(2,624)      $32,571
    Income from operations ..      177      3,008     (1,464)        1,721
    Identifiable assets .....   15,856      8,119      3,851        27,826
    Depreciation and
       amortization .........    1,273        598        113         1,984
    Capital expenditures ....      570        330          8           908

                                    ******

SECOM GENERAL CORPORATION AND SUBSIDIARIES

SELECTED FINANCIAL DATA (UNAUDITED)
------------------------------------------

                                                                 Year Ended September 30
                                                   --------------------------------------------------
                                                       1996      1995      1994       1993      1992
                                                          (In thousands; except per share amounts)
INCOME STATEMENT DATA

NET SALES ........................................  $30,877    $36,276   $32,571    $29,356    $27,574

INCOME (LOSS) FROM CONTINUING OPERATIONS,
  BEFORE INCOME TAXES ............................       58        831     1,154        (13)       295

INCOME TAX BENEFIT (EXPENSE) .....................      (17)       373       (61)                  (80)
                                                    -------    -------   -------    -------    -------
INCOME (LOSS) FROM CONTINUING OPERATIONS .........       41      1,204     1,093        (13)       215

INCOME (LOSS) FROM DISCONTINUED OPERATIONS,
  NET OF INCOME TAXES ............................                                   (3,640)        38
                                                    -------    -------   -------    -------    -------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE ..............................       41      1,204     1,093     (3,653)       253

CUMULATIVE EFFECT OF CHANGE IN METHOD OF
  ACCOUNTING FOR INCOME TAXES ....................                                                 379
                                                    -------    -------   -------    -------    -------
NET INCOME (LOSS) ................................  $    41    $ 1,204   $ 1,093    $(3,653)   $   632
                                                    =======    =======   =======    =======    =======

BALANCE SHEET DATA

TOTAL ASSETS .....................................  $34,954    $26,947   $27,826    $31,291    $33,924

LONG-TERM OBLIGATIONS ............................   13,724      4,622     7,089      7,123     10,519

STOCKHOLDERS' EQUITY .............................   14,036     11,910     9,837      8,574     12,011

COMMON STOCK SHARES OUTSTANDING (1) ..............    5,342      4,276     3,701      2,901      2,821

EARNINGS (LOSS) PER COMMON SHARE (1):
  Continuing operations ..........................  $  0.01    $  0.28   $  0.29               $  0.08
  Discontinued operations ........................                                  $ (1.27)      0.01
  Change in method of accounting for income taxes.                                                0.14
                                                    -------    -------   -------    -------    -------
NET INCOME (LOSS) PER COMMON SHARE ...............  $  0.01    $  0.28   $  0.29    $ (1.27)   $  0.23
                                                    =======    =======   =======    =======    =======

EQUITY PER COMMON SHARE ..........................     2.63       2.79      2.66       2.96       4.26

CURRENT RATIO ....................................     1.84       1.13      1.02       0.82       0.96

LONG-TERM OBLIGATIONS TO STOCKHOLDERS' EQUITY ....     0.98       0.39      0.72       0.83       0.88

(1) Restated for the 10% stock dividends distributed in 1992.

SECOM GENERAL CORPORATION AND SUBSIDIARIES

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
---------------------------------------------

                                                           Quarter Ended
                            -----------------------------------------------------------------------------
                                            1996                                    1995
                            -------------------------------------    ------------------------------------

                            September   June     March   December    September   June    March   December
                               1996     1996     1996      1995         1995     1995    1995      1994
                            ---------   ----     -----   --------    ---------   ----    -----   --------
                                             (In thousands; except per share amounts)
NET SALES...............     $7,834    $8,254   $7,529    $7,260      $8,200   $9,915   $9,863   $8,298

GROSS PROFIT............      1,139     1,806    1,494     1,373       1,566    2,338    2,193    1,163

INCOME (LOSS) BEFORE
  INCOME TAXES..........       (221)       52      163        65         171      545      424     (308)

INCOME TAX BENEFIT
  (EXPENSE).............         77       (12)     (61)      (22)        255       80      (48)      85
                             ------    ------   ------    ------      ------   ------   ------   ------
NET INCOME (LOSS).......     $ (144)   $   40   $  102    $   43      $  426   $  625   $  376   $ (223)
                             ======    ======   ======    ======      ======   ======   ======   ======
EARNINGS (LOSS) PER
  COMMON SHARE--

Net income (loss).......     $(0.03)   $ 0.01   $ 0.02    $ 0.01      $ 0.10   $ 0.14   $ 0.09   $(0.05)
                             ======    ======   ======    ======      ======   ======   ======   ======
PRICE RANGE OF
  COMMON STOCK:
  High bid..............     $ 3.12    $ 3.44   $ 3.37    $ 3.37      $ 4.09   $ 2.50   $ 2.62   $ 3.00
  Low bid...............       2.00      1.87     1.75      2.50        2.25     1.62     1.62     2.00

SECOM GENERAL CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
-----------------------------------------------

                                               Column B             Column C       Column D       Column E
                                            -----------------   ---------------   ------------   -----------
                                               Balance at       Charged to Cost   Deductions--   Balance at
Column A                                    Beginning of Year    and Expenses     Write Offs     End of Year
Description

Allowance for doubtful accounts:
  Year ended September 30, 1994 .........      $  307,600          $  9,400         $238,200    $   78,800
  Year ended September 30, 1995 .........          78,800           127,500          112,800        93,500
  Year ended September 30, 1996 .........          93,500            51,400          123,900        21,000

Inventory reserve:
  Year ended September 30, 1994 .........         179,500             7,500          126,000        61,000
  Year ended September 30, 1995 .........          61,000            15,000                         76,000
  Year ended September 30, 1996 .........          76,000           101,500           30,000       147,500

Deferred tax asset valuation allowance:
  Year ended September 30, 1994 .........       1,265,000                             30,000     1,235,000
  Year ended September 30, 1995 .........       1,235,000                            766,300       468,700
  Year ended September 30, 1996 .........         468,700                                          468,700


                                     -36-



