Form 10-K/A
period 1996-09-30
SECOM GENERAL CORP
filed 1997-02-04
CIK 790375

FORM 10-K/A


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

                               TABLE OF CONTENTS

                                    PART I

                                                                          Page
                                                                          ----
Item 1.   Business                                                          3

Item 2.   Properties                                                        6

Item 3.   Legal Proceedings                                                 6

Item 4.   Submission of Matters to a Vote of Security Holders               6

                                   PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters                                               7

Item 6.   Selected Financial Data                                           7

Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                     8

Item 8.   Financial Statements and Supplementary Data                      13

Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure                           13

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant               14

Item 11.  Executive Compensation                                           14

Item 12.  Security Ownership of Certain Beneficial Owners
          and Management                                                   14

Item 13.  Certain Relationships and Related Transactions                   14

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
          on Form 8-K                                                      15

                                    PART I

Item  1.   Business

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

The Company's corporate address is 26600 Heyn Drive, Novi, Michigan 48376-0705; its telephone number is (810) 305-9410 and its facsimile number is (810) 347-9956.

Except as otherwise indicated by the context, any reference to the "Company" shall mean the Company and its subsidiaries. The Company's fiscal year-end is September 30.

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

Refer to page 35 of this Form 10-K for the supplementary quarterly financial data required by this Item.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

                                   PART III


     The information called for by the items within this part is included in the Company's 1997 Proxy Statement, and is incorporated hereby by reference, as follows:

                                            Caption(s) in 1997 Proxy Statement
                                            ----------------------------------

Item 10.  Directors and Executive
          Officers of Registrant............"Election of Directors";
                                            "Executive Officers";
                                            "Compliance with Section 16(a) of
                                            The Securities Exchange Act"

Item 11.  Executive Compensation............"Executive Compensation"

Item 12.  Security Ownership of
          Certain Beneficial Owners
          and Management...................."Principal Stockholders"

Item 13.  Certain Relationships and
          Related Transactions.............."Election of Directors -- Certain
                                            Information Regarding the
                                            Nominees"; "Certain Transactions
                                            -- Agreements with Manubusiness
                                            Opportunities, Inc.,"
                                            "Executive Compensation --
                                            Compensation Committee Interlocks
                                            and Insider Participation."

                                    PART IV

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K.

(a)      The following documents are filed as part of this report:

         1.  Financial Statements and Financial Statement Schedule.
                                                                          Page
                                                                          ----
             Independent Auditors' Report...............................    20
             Consolidated Balance Sheets as of September 30, 1996
                and 1995................................................    21
             Consolidated Statements of Operations for the Years Ended
                September 30, 1996, 1995 and 1994.......................    22
             Consolidated Statements of Stockholders' Equity for the
                Years Ended September 30, 1996, 1995 and 1994...........    23
             Consolidated Statements of Cash Flows for the Years Ended
                September 30, 1996, 1995 and 1994.......................    24
             Notes to Consolidated Financial Statements.................    25
             Schedule II - Valuation and Qualifying Accounts............    36

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

4.4     Proxy Agreement dated November 23, 1993 between Roy A.
        McKnight, Larry McKnight, John Cocke and Manubusiness
        Opportunities, Inc.                                            4.3*<F9>

10.1    Machined Valve Products Supply Agreement                     10.1*<F10>

10.2    Amended and Restated Revolving Credit and Loan Agreement
        between Secom General Corporation, Uniflow Corporation,
        Miconol, Inc., L&H Die, Inc. and Form Flow, Inc.             10.2*<F10>

10.3    Master Equipment Lease Agreement between Secom General
        Corporation and KeyCorp Leasing Ltd.                         10.3*<F10>

10.4    Mortgage, Security Agreement, Assignment of Leases and
        Rents and Fixture Filing between Secom General Corporation
        and Metlife Capital Financial Corporation                    10.4*<F10>

10.5    Loan Agreement among GE Capital Public Finance, Inc.
        as Lender, and Michigan Strategic Fund, as Issuer and
        Secom General Corporation as Borrower dated June 1, 1996     10.5*<F10>

10.6    Loan Agreement among GE Capital Public Finance, Inc.
        as Lender, and Michigan Strategic Fund, as Issuer,
        and Secom General Corporation, as Borrower dated
        as of Sept. 1, 1996                                          10.6*<F10>

10.7    1991 Nonqualified Stock Option Plan                          10.27*<F5>

10.8    Form of Stock Option Agreement for Options granted
        under the 1991 Non-qualified Stock Option Plan               10.28*<F5>

10.9    Subordination Agreement dated December 15, 1993
        between Larry McKnight as junior lender and
        NBD Bank, N.A. as senior lender.                             10.17*<F8>
  *     See the footnotes on page 18 to locate these exhibits.

13.     Annual Report to Shareholders                                       E-1

22.     Subsidiaries of the Registrant                                 22*<F10>

23.     Consent of Deloitte & Touche LLP                                   E-42

27.     Financial Data Schedule                                            E-43


------------

All exhibits that have page numbers followed by an * are incorporated by reference from the filings set forth below. The numbers set forth as page numbers for those exhibits are the exhibit numbers those documents were given in those other filings. All other exhibits are included in this Form 10-K at the page numbers shown.

* <F1> Incorporated by reference from the Company's Current Report on Form 8-K dated November 15, 1996.

* <F2> Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended September 30, 1987.

* <F3> Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended September 30, 1990.

* <F4> Incorporated by reference from the Company's Current Report on Form 8-K dated September 13, 1991.

* <F5> Incorporated by reference from the Company's Registration Statement on Form S-4 (File No. 33-40865) that was declared effective on November 20, 1991.

* <F6> Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended September 30, 1991.

* <F7> Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended September 30, 1992.

* <F8> Incorporated by reference from the Company's Current Report on Form 8-K dated December 15, 1993.

* <F9> Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended September 30, 1993.

*<F10> Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended September 30, 1996.

                                  SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              SECOM GENERAL CORPORATION


Dated:  February 3, 1997                 By: /s/ Robert A. Clemente
                                              -------------------------------
                                              Robert A. Clemente
                                              Chairman, President and CEO


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                       Title                      Date
       ---------                       -----                      ----

Principal Executive Officer:

/s/ Robert A. Clemente
------------------------------   Chairman, President         February 3, 1997
Robert A. Clemente               CEO and Director


Principal Financial and
  Accounting Officer:

/s/ David J. Marczak
------------------------------   Chief Financial Officer,    February 3, 1997
David J. Marczak                 Secretary, Treasurer
                                 and Director


/s/ Gregory Adamczyk
------------------------------   Director                    February 3, 1997
Gregory Adamczyk


/s/ Rocco Pollifrone
------------------------------   Director                    February 3, 1997
Rocco Pollifrone


/s/ Orville K. Thompson
------------------------------   Director                    February 3, 1997
Orville K. Thompson


/s/ Richard Thompson
------------------------------   Director                    February 3, 1997
Richard Thompson

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

          Tooling:
             Form Flow, Inc. ("Form Flow")
             L&H Die, Inc. ("L&H Die")
             Micanol, Inc. ("Micanol")
          Metal Parts Forming:
             Uniflow Corporation ("Uniflow")

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