Form 10-Q
period 1996-12-31
SECOM GENERAL CORP
filed 1997-02-14
CIK 790375

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                     For Quarter Ended December 31, 1996
                        Commission file number 0-14299


                          SECOM GENERAL CORPORATION
            (Exact name of registrant as specified in its charter)

                     DELAWARE                  87-0410875
       (State or other jurisdiction       (I.R.S. Employer I.D.
       incorporation or organization)              Number)

            26600 HEYN DRIVE                            48376-0705
        (Address of principal executive offices)        (Zip Code)

                 Registrant's telephone number: 810-305-9410

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirement for the past 90 days. Yes[X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                 Title of Class Number of Shares Outstanding
                            Common Stock 5,355,200




                          SECOM GENERAL CORPORATION
                                  FORM 10-Q
                       QUARTER ENDED DECEMBER 31, 1996

                                    INDEX

 PART I     FINANCIAL INFORMATION                                              Page
Item 1.    Financial Statements
                Consolidated Balance Sheets......................................1
                Consolidated Statement of Operations.............................3
                Consolidated Statements of Cash Flows............................4
                Notes to Interim Consolidated Financial Statements...............5
Item 2.    Management's Discussion & Analysis of Financial Condition and
                Results of Operations............................................8
 PART II    OTHER INFORMATION
Item 1.    Legal Proceedings....................................................11
Item 2.    Changes in Securities................................................11
Item 3.    Defaults in Securities...............................................11
Item 4.    Submission of  Matters to a Vote of Security Holders.................11
Item 5.    Other Information................................................... 11
Item 6.    Exhibits and Reports on Form 8-K.....................................11


                                    ASSETS


                                   DEC 31 1996   SEP 30 1996
                                   -----------   -----------
CURRENT ASSETS
   Cash                               $   197,300   $   319,600

   Accounts receivable, net             5,205,100     4,130,700

   Other receivables                       33,900        33,200

   Inventories                          5,802,000     5,170,500

   Prepaids and other                     754,500       547,400

   Deferred tax asset                     637,300       569,800
                                      -----------   -----------
     TOTAL CURRENT ASSETS             $12,630,100   $10,771,200


   Cash restricted for equipment        4,056,500     4,089,000

   Property, plant & equipment, net    23,626,600    17,758,600

   Intangible asset                     1,960,000     1,994,100

   Other assets                           376,800       341,600
                                      -----------   -----------
      TOTAL ASSETS                    $42,650,000   $34,954,500
                                      ===========   ===========

   See notes to consolidated financial statements.

                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                    DEC 31 1996       SEP 30 1996
                                                    -----------       -----------
CURRENT LIABILITIES
   Current maturities of long term obligations      $  2,110,500    $  2,121,400

   Trade accounts payable                              3,171,400       2,856,800

   Accrued liabilities                                 1,755,500         884,800

   Deferred income                                       833,300
                                                    ------------    ------------
     TOTAL CURRENT LIABILITIES                      $  7,870,700    $  5,863,000

   Long term obligations                              19,545,700      13,724,300

   Deferred tax liabilities                            1,331,300       1,331,300
                                                    ------------    ------------
     TOTAL LIABILITIES                              $ 28,747,700    $ 20,918,600
                                                    ============    ============


   Stockholders' equity common stock, $.10 par
     value 10,000,000 shares authorized:
     December 31, 1996 -  5,355,200 shares issued
     September 30, 1996 - 5,342,200 shares issued        535,500         534,200

   Additional paid-in capital                         18,455,800      18,457,100

   Accumulated deficit                                (5,089,000)     (4,955,400)
                                                    ------------    ------------
     TOTAL STOCKHOLDERS' EQUITY                       13,902,300      14,035,900
                                                    ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 42,650,000    $ 34,954,500
                                                    ============    ============

   See notes to consolidated financial statements.


                           STATEMENTS OF OPERATIONS

                                                Three Months    Three Months
                                                   Ended            Ended
                                                Dec 31 1996      Dec 31 1995
                                                -----------     ------------
NET SALES                                      $ 9,808,600    $ 7,259,600

COST OF SALES                                    8,303,700      5,886,500
                                               -----------    -----------
GROSS PROFIT                                     1,504,900      1,373,100

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES     1,435,700      1,146,400
                                               -----------    -----------
INCOME FROM OPERATIONS                              69,200        226,700

OTHER INCOME (EXPENSE)
   Interest                                       (251,600)      (223,100)
   Other, net                                      (18,500)        61,200
                                               -----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES                 (200,900)        64,800

INCOME TAX BENEFIT (EXPENSE)                        67,500        (22,000)
                                               -----------    -----------
NET INCOME (LOSS)                                 (133,400)   $    42,800
                                               ===========    ===========
EARNINGS (LOSS) PER COMMON SHARE                     (0.02)   $      0.01
                                               ===========    ===========
WEIGHTED AVERAGE SHARES OUTSTANDING              5,494,100      4,611,200


See notes to consolidated financial statements.

                           STATEMENTS OF CASH FLOWS

                                                              Three Months       Three Months
                                                                  Ended              Ended
                                                              Dec 31 1996        Dec 31 1995
                                                              ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income (loss) from operations                               $  (133,400)   $    42,800

 Adjustments to reconcile net income to net cash used
  in operations:
    Depreciation and amortization                                 649,300        510,500
    Provision for (benefit from) deferred taxes                   (67,500)        22,000
    (Gain)  loss on sales of assets                                18,500            300
    Increase (decrease) in allowance for doubtful accounts          3,000        (16,000)
    Recognition of deferred income                               (166,700)
    Provision for defined benefit obligations                      80,000

  Changes in assets and liabilities that provided
   (used) cash:
    Accounts and other receivables                             (1,078,100)       676,800
    Inventories                                                  (473,700)       (61,900)
    Prepaids                                                      131,100
    Other assets                                                  (32,300)        (6,900)
    Accounts payable                                              314,700       (120,800)
    Accrued liabilities                                           623,200       (248,700)
  Net cash provided by (used in) discontinued operations                          58,400
                                                              -----------    -----------
Net cash provided by operating activities                        (131,900)       856,500
                                                              -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from the disposal of property,
    plant & equipment                                                                400
  Collections on notes receivable                                   2,300          4,600
  Capital expenditures                                         (1,417,900)      (653,600)
  Acquisition of Milford                                         (742,000)
                                                              -----------    -----------
Net cash used in investing activities                          (2,157,600)      (648,600)
                                                              -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Net change in bank line of credit                             2,642,300     (1,229,500)
  Proceeds from long-term obligations                                            394,900
  Proceeds from issuances of common stock                                      1,000,000
  Payments on long-term obligations                              (507,600)      (357,200)
  Payments on capital lease obligations                                          (22,700)
                                                              -----------    -----------
Net cash provided from (used in) financing activities           2,134,700       (214,500)
                                                              -----------    -----------
NET DECREASE IN CASH AND RESTRICTED CASH                         (154,800)        (6,600)

CASH AND RESTRICTED CASH, BEGINNING OF PERIOD                   4,408,600         13,700
                                                              -----------    -----------
CASH AND RESTRICTED CASH, END OF PERIOD                       $ 4,253,800    $     7,100
                                                              ===========    ===========
OTHER CASH FLOW INFORMATION - INTEREST PAID                   $   229,900    $   243,800
                                                              ===========    ===========
                                                               $4,253,800    $     7,100
                                                              ===========    ===========

See notes to consolidated financial statements.

                          SECOM GENERAL CORPORATION
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
General
        The consolidated financial statements included herein have been prepared by Secom General Corporation (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate so that the information presented is not misleading. In the opinion of management, the financial statements as of December 31, 1996 reflect all adjustments (normal recurring accruals) which are necessary to present a fair statement of the results for the period then ended. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 10-K for the fiscal year ended September 30, 1996.

Business

        The Company is a publicly-traded holding company with five wholly-owned subsidiaries, aligned in three business segments:

        Metal Parts Forming
            Uniflow Corporation ("Uniflow")

        Tooling
            Form Flow, Inc. ("Form Flow")
            L & H Die, Inc. ("L & H Die")
            Micanol, Inc. ("Micanol")

        Production Machining
            Milford Manufacturing Corporation ("Milford" - acquired Nov. 1,
            1996)

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

Earnings (loss) per share

        The earnings (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of common shares and common equivalent shares (primarily stock options to purchase common stock).

NOTE 2.  INVENTORIES

        Inventories at December 31, 1996 and September 30, 1996 are summarized as follows:

                                         Dec. 31, 1996  Sept.30, 1996
                                         -------------  -------------
Raw materials ........................    $1,083,700     $  948,800
Work-in-process ......................     2,425,000      2,394,100
Finished goods .......................     2,293,300      1,827,600
                                          ----------     ----------
                                          $5,802,000     $5,170,500


NOTE 3. ACQUISITION - MILFORD MANUFACTURING CORPORATION

        Effective November 1, 1996, the Company acquired the operations, assets and certain liabilities of Varity Kelsey-Hayes Corporation's ("VKH") Milford, Michigan brake fluid valve parts machining operation. The new business was renamed Milford Manufacturing Corporation. The acquisition was accounted for as a purchase. The Company also entered into a five year agreement to supply VKH with various machined brake parts. VKH paid $1 million to the Company at closing, in lieu of a 10% product price increase for the first year of operation. Net cash paid to the Seller, assets acquired, liabilities assumed and the deferred income recorded in connection with the transaction are estimated as follows (in thousands):


        Prepaids                            $   75
        Inventories and spare parts            888
        Machinery and equipment              3,789
        Land and buildings                   1,300
                                            ------
               Total                        $6,052
                                            ======

        Net cash paid to seller             $1,081
        Employee benefit plan
           liabilities assumed (Note 6)      3,596
        Other liabilities assumed              375
        Deferred income                      1,000
                                            ------
        Total                               $6,052
                                            ======

        Results of operations of the Milford unit have been included in the consolidated results of operations from the date of acquisition. The following unaudited Secom consolidated pro forma results of operation for the year ended September 30, 1996 assume the acquisition of Milford occurred as of October 1, 1995. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition been effective as of October 1, 1995, or which may result in the future.

(in thousands, except per share data)

                                            Pro forma
                                              1996
                                              ----
        Net sales                           $42,847
        Net loss                                 83
        Net loss per common share           $  0.02

NOTE 4.  LONG TERM DEBT

        Long term debt principally consists of a bank revolving line of credit (borrowing availability which is based on accounts receivable and inventory levels), real estate mortgages, equipment term notes and industrial revenue bonds.

NOTE 5.  PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment at December 31, 1996 and September 30, 1996 are summarized as follows (in thousands):

                                                      Dec. 31, 1996  Sept. 30, 1996    Life
                                                      -------------  --------------   -------------
Machinery ...........................................   $ 22,043      $ 18,144        2 to 20 years
Buildings and improvements ..........................      6,194         5,154        3 to 30 years
Land ................................................        897           572        n/a
Furniture and fixtures ..............................        738           685        5 to 7 years
Vehicles ............................................        171           216        3 years
Construction in progress/other ......................      1,535           538        n/a
                                                        --------      --------
Total................................................     31,578       25,309
Accumulated depreciation ............................     (7,951)       (7,550)
                                                        --------      --------
Net property, plant and equipment ...................   $ 23,627      $ 17,759
                                                        ========      ========

NOTE 6. EMPLOYEE BENEFIT PLANS (MILFORD)

        The Company's Milford hourly union employees have a defined benefit pension plan, pursuant to a collective bargaining agreement. Benefits are based on years of service and other factors. The Milford hourly pension plan was underfunded by approximately $778,000 based on a preliminary estimate as of October 31, 1996. The Company assumed $350,000 of the underfunded pension obligation as part of its acquisition of Milford. The estimated funded status of the Plan as of October 31, 1996 is as follows:

        Projected Benefit Obligation ("PBO")        $3,106,000
        Market value of assets                       2,328,000
                                                    ----------
        PBO greater than market value of assets        778,000
        Less:  Amount retained by Seller               428,000
                                                    ----------
        Net amount assumed by the Company           $  350,000

          The Company's funding policy for the Milford Plan is to contribute annually an amount necessary to meet or exceed the Employee Retirement Income Security Act's (ERISA) minimum funding standards. Based on the Milford Plan's current provisions and other relevant assumptions, annual service and interest costs are estimated at $80,000, offset by the plan's actual returns from invested plan assets. The underfunded amount of the Milford Plan was calculated using a discount rate of 7.25%.

        The Milford unit currently provides health care and life insurance benefits to eligible employees, pursuant to a collective bargaining agreement. Upon retirement, employees may become eligible for continuation of these benefits. The Company accounts for these benefits in accordance with the provisions of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("OPEB"), which requires the accrual of such benefits during the years the employees provide services. Net postretirement benefits cost includes the following components:

    Service Cost                                          $148,000
    Interest cost on accumulated benefit obligation        235,000
                                                          --------
                                                          $383,000
                                                          ========









     Benefit costs are estimated assuming retiree health care costs will increase initially at a 7.0% annual rate, decreasing to an annual rate of increase of 6.0%. A 1% increase in those annual trend rates would have increased the accumulated postretirement obligation at October 31, 1996 by $665,000. The discount rate used to estimate the accumulated postreitirement benefit obligation was 7.25%. Milford's policy is to fund postretirement benefits on a pay as you go basis, and therefore, the plan has no assets at October 31, 1996.

      The status of the Milford postretirement plan at October 31, 1996, was as follows:

       Accumulated postreitrement benefit obligation        $3,245,000
       Plan assets at fair value                                     0
                                                            ----------
       Accrued postretirement benefit obligation            $3,245,000
                                                            ----------

     The Milford hourly union employees are also eligible to participate in a 401(k) Plan, pursuant to a collective bargaining agreement, under which the Company contributes 35 cents per hour worked to each employee's plan account.

ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            RESULTS OF OPERATIONS

Overview

        The Company operates in three business segments: Metal Parts Forming, Tooling and Production Machining. The Metal Parts Forming Segment manufactures cold forged and cold headed parts; the Tooling Segment provides perishable tooling for the cold heading industry; and, the Production Machining Segment primarily manufactures brake components for automotive braking system suppliers.

        Net sales for the quarter ended December 31, 1996 were $9,808,600 compared to $7,259,600 in the quarter ended December 31, 1995, for an increase of 35.1%. The increase was primarily attributable to the Company's newly acquired operation, Milford Manufacturing Corporation (acquired Nov. 1,
1996). Sales from the Metal Parts Forming and Tooling Segments also increased moderately over the comparative period in the prior year.

        The Company recorded a net loss of $133,400 (two cents per share) for the quarter ended December 31, 1996, compared to net income of $42,800 (one cent per share) in the same period of the prior year. The net loss was primarily due to unfavorable operating results at the Company's Uniflow unit, as costs related to production activities increased during the current quarter.

        Effective November 1, 1996, the Company acquired the Milford, Michigan machining operation of the VarityKelsey-Hayes Corporation ("VKH"), a business unit of Lucas-Varity Corporation (NYSE:LAV). VKH is a leading supplier of braking systems to the automotive sector, and the Milford operation supplies VKH with various machined aluminum brake fluid valve parts. The newly acquired business was renamed the Milford Manufacturing Corporation ("Milford"). In connection with the purchase transaction, Milford entered into a five year supply agreement with VKH covering the sale of various machined brake parts to its various operations. Net cash of $1.1 million paid to VKH in connection with the transaction was provided from the Company's $4 million bank revolving line of credit. Management expects the unit to be profitable in fiscal 1997 with sales in excess of $11 million.

                                SEGMENT REVIEW

Metal Parts Forming Segment
(in thousands)

                                                      Three Months Ended
                                                      ------------------
                                              Dec. 31, 1996      Dec. 31. 1995
                                              -------------      -------------
                                                Amount %           Amount %
                                             -------------       -------------
Net sales................................   $3,956   100.0      $3,510   100.0
Gross profit ............................     (201)   (5.1)        437    12.5
Operating expenses ......................      416    10.5         433    12.3
Operating profit (1) ....................     (617)  (15.6)          4     0.1

(1)      Before interest, bad debt and unallocated corporate overhead expense.

        The Metal Parts Forming Segment, comprised of Uniflow Corporation, manufactures metal parts from tube, bar and coil, using cold forging and cold forming techniques. Primary parts currently manufactured are suspension ball joint housings, transmission shafts and gear housings, truck wheel studs, airbag housings and various other aftermarket and OEM parts.

        Uniflow's sales increased 12.7% in the current quarter compared to the same period last year. The sales increase was primarily related to sales of airbag housings, a new production part that began in August 1996. Uniflow expects its sales base to increase later in the 1997 fiscal year, as it begins initial shipments of new transmission parts for an automotive customer, starter motor shafts for an automotive supplier and various other new sales orders recently received.

        Uniflow recorded a negative gross margin of 5.1% (as a percentage of sales) in the current quarter, compared to a positive 12.5% of sales in the prior year comparative period. The decrease in gross margin in the current quarter reflects higher material, direct labor and indirect labor costs.
Direct materials and outside processing increased, due largely to a change in the sales mix, as some new products require more expensive raw material and heat treating processes. The labor increases were principally the result of the inefficient processing of production. To improve Uniflow's gross margin, management is focusing on production scheduling, job preparation (setup, tooling, etc.) as well as continuing to analyze profit contribution by product.

        Operating expense was 10.5% (as a percentage of sales), compared to 12.3% of sales in the prior year comparative quarter. The decline in operating expense as a percentage of sales reflects the higher sales level and a reduction in administrative personnel costs during the current quarter.

Tooling Segment
(in thousands)

                                                   Three Months Ended
                                                   ------------------
                                              Dec. 31, 1996  Dec. 31. 1995
                                              -------------  -------------
                                              Amount  %        Amount %
                                           ------------     -------------
Net sales (1)...........................   $4,479   100.0   $4,177  100.0
Gross profit...........................     1,206    26.9      908   21.7
Operating expenses .....................      551    12.3      540   12.9
Operating profit (2) ...................      651    14.6      368    8.8

(1)      Includes intercompany activity
(2)      Before interest, bad debt and unallocated corporate overhead expense.

        The Tooling Segment ("Tooling"), comprised of Form Flow, L & H Die and Micanol, manufactures production tooling for the cold heading/forming industry.

        Tooling sales increased 7.2% in the current quarter compared to the same quarter last year, due to higher sales from the Form Flow and L & H Die units. These entities have realized higher sales due to strong orders for tooling, largely from customer's related to the automotive sector. Overall, management believes that Tooling sales will continue to increase throughout the remainder of the fiscal year.

        Tooling gross profit as a percentage of sales increased significantly in the current quarter, 26.9%, compared to 21.7% in the prior year comparative quarter. The increase was attributed to Form Flow and L & H Die, as they realized more efficient processing of certain orders, resulting in lower labor and factory related costs.

        Tooling operating expense remained relatively steady at 12.3% of sales in the current quarter, compared to 12.9% in the prior comparative quarter.

Production Machining Segment
(In thousands)

                                                   Three Months Ended
                                                   ------------------
                                              Dec. 31, 1996    Dec. 31. 1995
                                              -------------    -------------
                                                Amount  %        Amount %
                                                --------         -------
Net sales.................................   $1,765   100.0       --
Gross profit..............................      348    19.7       --
Operating expenses........................      219    12.4       --
Operating profit (1)......................      129     7.3       --

(1)      Before interest, bad debt and unallocated corporate overhead expense.

        The Production Machining Segment is comprised of the Company's Milford subsidiary (acquired Nov. 1, 1996). Milford primarily machines aluminum brake fluid valve parts used in automotive braking systems.

     Management expects the unit to be profitable in fiscal 1997 with sales in excess of $11 million. Management's primary focus since the acquisition is to improve manufacturing efficiencies and reduce production costs so that it can remain competitive in the areas that it competes. The Milford unit is also seeking additional business within the assembly and machining of braking system parts, as well as other machined parts.

Corporate Overhead, Interest Expense and Federal Income Taxes

        Unallocated corporate overhead was $233,300 in the current quarter, compared to $176,200 in the same period of the prior year; the increase was principally due to higher building depreciation and costs associated with arranging secured equipment financing.

        Interest expense for the current quarter was $251,600 compared to $223,100 in the same prior year period. The higher interest reflects increased long-term borrowing for new equipment and machinery associated with new sales orders.

                      FINANCIAL CONDITION AND LIQUIDITY

        Net cash provided by operating activities, before changes in working capital items, was $383,200 in the quarter ended December 31, 1996, while working capital changes used $515,100 of cash, for a net use of cash from operating activities of $131,900. The working capital use of cash primarily involved the Company's newly acquired Milford unit. In particular, the current quarter reflected increased accounts receivable of $1.05 million generated from Milford; increased Milford inventories of $290,900; offset by increased Milford accounts payable and other liabilities that totaled
$915,200. In the prior year comparative quarter, net cash provided by operating activities, before changes in working capital items, was $559,600. Working capital changes provided an additional $296,900 in cash from operating activities, primarily from a reduction in accounts receivable, for net cash provided by operating activities of $798,100 in the prior year comparative quarter.

        Net cash used in investing activities was $2.16 million in the current quarter, of which $1.42 million was for machinery and equipment (including progress payments) necessary to complete various manufacturing operations associated with new sales orders. Also, in the current quarter, net cash of $742,000 was used in connection with the acquisition of Milford. In the prior year comparative period, net cash used in investing activities was $648,600, of which $320,000 was for the acquisition of an industrial building adjacent to Form Flow (for expansion of its die repair business) and for costs expended to refurbish a hydraulic press primarily for the manufacture of airbag housings.

        Net cash provided by financing activities was $2.13 million, of which $2.64 was provided by increased borrowing on the Company's bank revolving line of credit, offset by scheduled principal payments of $507,600. Cash provided by the bank revolver was principally used to fund the acquisition of Milford, working capital requirements to fund the Milford operation and progress payments on machinery and equipment orders. In the prior year comparative period, the Company's bank line of credit increased $1.23 million, largely to provide interim financing for machinery and equipment purchases, offset by $1 million received from the exercise of a stock warrant.


                          PART II OTHER INFORMATION

Item 1. Legal Proceedings
        Not applicable.

Item 2. Changes in Securities
        Not applicable.

Item 3. Defaults in Securities
        Not applicable.

Item 4. Submission of Matters to a Vote of Securities Holders
        Not applicable.

Item 5. Other Information
        Not applicable.

Item 6. Exhibits and Reports on Form 8-K. Form 8-K/A re: " Milford Manufacturing Corporation Acquisition", filed on January 15, 1997.

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECOM GENERAL CORPORATION
(Registrant)

By:  /s/ Robert A. Clemente         February 14,1997
     ---------------------
       Robert A. Clemente

       Chairman, President and CEO

By:  /s/ David J. Marczak           February 14, 1997
     -------------------------
       David J. Marczak
       Chief Financial Officer