Form 10-Q
period 1997-03-31
SECOM GENERAL CORP
filed 1997-05-15
CIK 790375

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                       For Quarter Ended March 31, 1997
                        Commission file number 0-14299


                          SECOM GENERAL CORPORATION
            (Exact name of registrant as specified in its charter)

        DELAWARE                                    87-0410875
(State or other jurisdiction                     (IRS Employer I.D. Number)
 of incorporation or organization)

26600 HEYN DRIVE                                     48376-0705
(Address of principal executive offices)             (Zip Code)

                 Registrant's telephone number: 810-305-9410

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing
requirement for the past 90 days. Yes /X /   No  /  /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

        Title of Class            Number of Shares Outstanding
         Common Stock                      5,355,200

                          SECOM GENERAL CORPORATION
                                  FORM 10-Q
                         QUARTER ENDED MARCH 31, 1997

                                    INDEX

PART I      FINANCIAL INFORMATION                                              Page
Item 1.     Financial Statements
                 Consolidated Balance Sheets......................................1
                 Consolidated Statement of Operations.............................3
                 Consolidated Statements of Cash Flows............................4
                 Notes to Interim Consolidated Financial Statements...............5
Item 2.     Management's Discussion & Analysis of Financial Condition and
                 Results of Operations............................................9
PART II     OTHER INFORMATION
Item 1.     Legal Proceedings....................................................13
Item 2.     Changes in Securities................................................13
Item 3.     Defaults in Securities...............................................13
Item 4.     Submission of  Matters to a Vote of Security Holders.................13
Item 5.     Other Information....................................................13
Item 6.     Exhibits and Reports on Form 8-K.....................................13




                                    ASSETS


                                           MAR 31 1997        SEP 30 1996
                                           -----------        -----------
CURRENT ASSETS

Cash                                       $   127,100       $   319,600

Accounts receivable, net                     6,996,000         4,130,700

Other receivables                              185,700            33,200

Inventories                                  6,043,700         5,170,500

Prepaids and other                             369,800           547,400

Deferred tax asset                             510,800           569,800
                                           -----------       -----------
     TOTAL CURRENT ASSETS                   14,233,100        10,771,200


Cash restricted for equipment                2,032,600         4,089,000

Property, plant & equipment, net            25,803,300        17,758,600

Intangible asset                             1,925,800         1,994,100

Other assets                                   869,900           341,600
                                           -----------       -----------
      TOTAL ASSETS                         $44,864,700       $34,954,500
                                           ===========       ===========


See notes to consolidated financial statements.





                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                   MAR 31 1997      SEP 30 1996
                                                   -----------      -----------
CURRENT LIABILITIES
   Current maturities of long term obligations      $  3,008,300    $  2,121,400

   Trade accounts payable                              3,686,800       2,856,800

   Accrued liabilities                                 1,822,400         884,800

   Deferred income                                       583,300

                                                    ------------    ------------
     TOTAL CURRENT LIABILITIES                         9,100,800       5,863,000

   Long term obligations                              20,303,000      13,724,300

   Deferred tax liabilities                            1,331,300       1,331,300
                                                    ------------    ------------
     TOTAL LIABILITIES                                30,735,100      20,918,600
                                                    ------------    ------------

   Stockholders' equity common stock, $.10 par
     value 10,000,000 shares authorized:
     March 31, 1997 -  5,355,200 shares issued
     September 30, 1996 - 5,342,200 shares issued        535,500         534,200

   Additional paid-in capital                         18,455,800      18,457,100

   Accumulated deficit                                (4,861,700)     (4,955,400)
                                                    ------------    ------------
     TOTAL STOCKHOLDERS' EQUITY                       14,129,600      14,035,900
                                                    ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 44,864,700    $ 34,954,500
                                                    ============    ============

See notes to consolidated financial statements.


                           STATEMENTS OF OPERATIONS

                                                 Three Months   Three Months    Six Months      Six Months
                                                    Ended          Ended          Ended           Ended
                                                 Mar 31 1997    Mar 31 1996    Mar 31 1997     Mar 31 1996
                                                 -----------    -----------    -----------     -----------
NET SALES                                      $ 12,987,300    $  7,529,400    $ 22,795,900    $ 14,789,000

COST OF SALES                                    10,771,700       6,035,300      19,075,400      11,921,800
                                               ------------    ------------    ------------    ------------
GROSS PROFIT                                      2,215,600       1,494,100       3,720,500       2,867,200

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES      1,536,600       1,196,100       2,972,300       2,342,500
                                               ------------    ------------    ------------    ------------
INCOME FROM OPERATIONS                              679,000         298,000         748,200         524,700

OTHER INCOME (EXPENSE)
   Interest                                        (300,500)       (179,100)       (552,100)       (402,200)
   Other, net                                           300          44,300         (18,200)        105,500
                                               ------------    ------------    ------------    ------------
INCOME (LOSS) BEFORE INCOME TAXES                   378,800         163,200         177,900         228,000

INCOME TAX BENEFIT (EXPENSE)                       (151,500)        (61,200)        (84,000)        (83,200)
                                               ------------    ------------    ------------    ------------
NET INCOME (LOSS)                              $    227,300    $    102,000    $     93,900    $    144,800
                                               ============    ============    ============    ============
EARNINGS (LOSS) PER COMMON SHARE               $       0.04    $       0.02    $       0.02    $       0.03
                                               ============    ============    ============    ============
WEIGHTED AVERAGE SHARES OUTSTANDING               5,480,400       4,820,400       5,488,500       4,669,800

See notes to consolidated financial statements.




                           STATEMENTS OF CASH FLOWS

                                                             Three Months      Three Months    Six Months      Six Months
                                                                Ended             Ended          Ended           Ended
                                                             Mar 31 1997       Mar 31 1996    Mar 31 1997     Mar 31 1996
                                                             -----------       -----------    -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income (loss) from operations                              $   227,300    $   102,000    $    93,900    $   144,800

  Adjustments to reconcile net income
   to net cash used in operations:
    Depreciation and amortization                                735,300        472,800      1,384,600        983,300
    Provision for (benefit from) deferred taxes                  126,500        (65,800)        59,000        (43,800)
    (Gain)  loss on sales of assets                                    0        (11,500)        18,500        (11,200)
    Increase (decrease) in allowance for doubtful accounts         3,000                         6,000        (16,000)
    Recognition of deferred income                              (249,900)                     (416,600)
    Provision for defined benefit obligations                     60,000                       140,000

  Changes in assets and liabilities that
   provided (used) cash:
    Accounts and other receivables                            (1,945,700)        52,500     (3,023,800)       729,300
    Inventories                                                   96,400       (382,000)      (377,300)      (443,900)
    Prepaids                                                      46,400        (93,600)       177,500        (93,600)
    Other assets                                                  54,400          6,900         22,100
    Accounts payable                                             515,300          3,000        830,000       (117,800)
    Accrued liabilities                                           92,000        (34,100)       715,200       (282,800)
  Net cash provided by (used in) discontinued operations                         (9,400)                       49,000
                                                             -----------    -----------    -----------    -----------
Net cash provided by operating activities                       (239,000)        40,800       (370,900)       897,300
                                                             -----------    -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from the disposal of property,
    plant & equipment                                                             1,500                         1,900
  Collections on notes receivable                                  2,700        225,000          5,000        229,600
  Capital expenditures                                        (2,982,900)      (270,700)    (4,400,800)      (924,300)
  Acquisition of Milford                                        (470,000)                   (1,212,000)
                                                             -----------    -----------    -----------    -----------
Net cash used in investing activities                         (3,450,200)       (44,200)    (5,607,800)      (692,800)
                                                             -----------    -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Net change in bank line of credit                            2,090,000         96,100      4,732,300     (1,133,400)
  Proceeds from long-term obligations                                           363,200                       758,100
  Proceeds from issuances of common stock                                                                   1,000,000
  Retirements of common stock                                                   (20,800)                      (20,800)
  Payments on long-term obligations                             (494,900)      (318,500)    (1,002,500)      (675,700)
  Payments on capital lease obligations                                         (14,100)                      (36,800)
                                                             -----------    -----------    -----------    -----------
Net cash provided from (used in) financing activities          1,595,100        105,900      3,729,800       (108,600)
                                                             -----------    -----------    -----------    -----------
NET DECREASE IN CASH AND RESTRICTED CASH                      (2,094,100)       102,500     (2,248,900)        95,900

CASH AND RESTRICTED CASH, BEGINNING OF PERIOD                  4,253,800          7,100      4,408,600         13,700
                                                             -----------    -----------    -----------    -----------
CASH AND RESTRICTED CASH, END OF PERIOD                      $ 2,159,700    $   109,600    $ 2,159,700    $   109,600
                                                             ===========    ===========    ===========    ===========
OTHER CASH FLOW INFORMATION - INTEREST PAID                  $   281,600    $   181,900    $   511,500    $   425,700
                                                             ===========    ===========    ===========    ===========

See notes to consolidated financial statements.

                          SECOM GENERAL CORPORATION
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

General

     The consolidated financial statements included herein have been prepared by Secom General Corporation (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate so that the information presented is not misleading. In the opinion of management, the financial statements as of March 31, 1997 reflect all adjustments (normal recurring accruals) which are necessary to present a fair statement of the results for the period then ended. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 10-K for the fiscal year ended September 30, 1996.

Business

     The Company is a publicly traded holding company with five wholly owned subsidiaries, aligned in three business segments:

        Metal Parts Forming
        o   Uniflow Corporation

        Tooling
        o   Form Flow, Inc. ("Form Flow")
        o   L & H Die, Inc. ("L & H Die")
        o   Micanol, Inc. ("Micanol")

        Production Machining
        o   Milford Manufacturing Corporation
             ("Milford" - acquired Nov. 1, 1996)

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

NOTE 2.  INVENTORIES

     Inventories at March 31, 1997 and September 30, 1996 are summarized as follows:

                                         Mar. 31, 1997     Sept.30, 1996
                                         -------------     -------------
Raw materials............................ $1,485,000        $  948,800
Work-in-process .......................... 2,375,500         2,394,100
Finished goods ........................... 2,183,200         1,827,600
                                          ----------        ----------
                                          $6,043,700        $5,170,500
                                          ==========        ==========

NOTE 3. ACQUISITION - MILFORD MANUFACTURING CORPORATION

     Effective November 1, 1996, the Company acquired the operations, assets and certain liabilities of Varity Kelsey-Hayes Corporation's ("VKH") Milford, Michigan brake fluid valve parts machining operation. The new business was renamed Milford Manufacturing Corporation. The acquisition was accounted for as a purchase. The Company also entered into a five-year agreement to supply VKH with various machined brake parts. VKH paid $1 million to the Company at closing, in lieu of a 10% product price increase for the first year of operation. Net cash paid to the Seller, assets acquired, liabilities assumed and the deferred income recorded in connection with the transaction are estimated as follows (in thousands):


        Prepaids                          $   75
        Inventory and spare parts            888
        Machinery and equipment            3,789
        Land and buildings                 1,300
                                          ------
               Total                      $6,052
                                          ======
        Net cash paid to seller           $1,081
        Employee benefit plan
           liabilities assumed (Note 7)    3,596
        Other liabilities assumed            375
        Deferred income                    1,000
                                          ------
        Total                             $6,052
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

(in thousands, except per share data)
                             Pro forma
                                1996
                             -------
Net sales                    $42,847
Net loss                          83
Net loss per common share    $  0.02

NOTE 4.  LONG TERM OBLIGATIONS

     Long term obligations principally consists of a bank revolving line of credit (borrowing availability which is based on accounts receivable and inventory levels), real estate mortgages, equipment term notes, industrial revenue bonds and post-retirement health care for employees at the Company's Milford subsidiary pursuant to a collective bargaining agreement.

NOTE 5.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at March 31, 1997 and September 30, 1996 are summarized as follows (in thousands):



                                                            Mar. 31, 1997 Sept. 30, 1996  Life
                                                            ------------- --------------  ----
Machinery .................................................   $ 22,482    $ 18,144         2 to 20 years
Buildings and improvements ................................      6,214       5,154         3 to 30 years
Land ......................................................        897         572         n/a
Furniture and fixtures ....................................        872         685         5 to 7 years
Vehicles ..................................................        171         216         3 years
Construction in progress/other ............................      3,797         538         n/a
                                                              --------    --------
Total......................................................     34,434      25,309
Accumulated depreciation ..................................     (8,631)     (7,550)
                                                              --------    --------
Net property, plant and equipment .........................   $ 25,803    $ 17,759
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

     Effective May 1, 1997 the Company and the Milford hourly employees union agreed to transfer the plan assets for the active employees to a union sponsored retirement plan whereby the Company will contribute 40 cents per straight-time hour worked. The transfer is expected to be completed later in the year at which time the Company anticipates contributing its underfunded liability related to those employees assumed as part of the purchase.

     The Milford unit currently provides post-retirement health care and life insurance benefits to eligible employees, pursuant to a collective bargaining agreement. The Company accounts for these benefits in accordance with the provisions of SFAS No. 106, "Employers' Accounting for Post-retirement Benefits Other Than Pensions" ("OPEB"), which requires the accrual of such benefits during the years the employees provide services. Net post-retirement benefit cost includes the following components:

Service Cost                                       $ 45,000
Interest cost on accumulated benefit obligation      73,000
                                                    -------
                                                   $118,000
                                                    =======

     Benefit costs are estimated assuming retiree health care costs will increase initially at a 7.0% annual rate, decreasing to an annual rate of increase of 5.0%. Post-retirement health care benefits were estimated at $3.25 million as of October 31, 1996 (acquisition date). Effective May 1,
1997, the Company negotiated an amendment to the retiree health care plan as part of a three year agreement with the existing collective bargaining unit.
As a result of the agreement, the post-retirement health care obligation is estimated at $1.06 million with the change in the plan to be amortized over the estimate service life of the eligible employees. The discount rate used to estimate the accumulated post-retirement benefit obligation was 7.25%. Milford's policy is to fund post-retirement benefits on a pay as you go basis, and therefore, the plan has no assets as of October 31, 1996 or March 31, 1997.

     The Milford hourly union employees are also eligible to participate in a 401(k) Plan, pursuant to a collective bargaining agreement, under which the Company contributes 35 cents per hour worked to each employee's plan account.

ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview

        This management's discussion and analysis of financial condition and results of operations includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below, that could cause results to differ materially from historical results or those anticipated. In this report the words "expects", "anticipates", "believes", and similar expressions identify forward-looking statements, which speak only as to the date hereof.

        The Company operates in three business segments: Metal Parts Forming, Tooling and Production Machining. The Metal Parts Forming Segment manufactures cold forged and cold headed parts; the Tooling Segment provides perishable tooling for the cold heading industry; and, the Production Machining Segment primarily manufactures brake components and other automotive related parts.

        Net sales for the quarter ended March 31, 1997 were $12,987,300 compared to $7,529,400 in the quarter ended March 31, 1996, for an increase of 72.5%. The increase was primarily attributable to the Company's newly acquired operation Milford unit (acquired Nov. 1, 1996) and higher sales from the Company's Uniflow unit. The Company recorded net income of $227,300 (four cents per share) for the quarter ended March 31, 1997, compared to net income of $102,000 (two cents per share) in the same period of the prior year.

        Effective November 1, 1996, the Company acquired the Milford, Michigan machining operation of the VarityKelsey-Hayes Corporation ("VKH"), a business unit of Lucas-Varity Corporation (NYSE:LAV). VKH is a leading supplier of braking systems to the automotive sector, and the Milford operation supplies VKH with various machined aluminum brake fluid valve parts. The newly acquired business was renamed the Milford Manufacturing Corporation ("Milford"). In connection with the purchase transaction, Milford entered into a five year supply agreement with VKH covering the sale of various machined brake parts to its various operations. Net cash of $1.1 million paid to VKH in connection with the transaction was provided from the Company's $6 million bank lines of credit. Management expects the unit to be profitable in fiscal 1997 with sales in excess of $11 million.


                                SEGMENT REVIEW

Metal Parts Forming Segment
(in thousands)

                                 Three Months Ended                   Six Months Ended
                                 ------------------                  ------------------
                               3/31/97             3/31/96          3/31/97            3/31/96
                          ---------------------------------------------------------------------
                         Amount     %         Amount     %        Amount   %         Amount    %
                         ------     -         ------     -        ------   -         ------    -
Net Sales                $4,847     100.0     $3,354     100.0   $8,803    100.0     $6,864    100.0
Gross profit                217       4.5        367      10.9       15      0.2        804     11.7
Operating expense           375       7.7        400      11.9      790      9.0        833     12.1
Operating profit           (157)     (3.2)       (33)     (1.0)    (774)    (8.8)       (29)    (0.4)


(1)   Before interest, bad debt and unallocated corporate overhead expense.

        The Metal Parts Forming Segment, comprised of Uniflow Corporation, manufactures metal parts from tube, bar and coil, using cold forging and cold forming techniques. Primary parts currently manufactured are suspension ball joint housings, transmission shafts and gear housings, truck wheel studs, airbag housings and various other cold forged/formed aftermarket and OEM parts.

        Uniflow's sales increased 44.5% in the current quarter compared to the same period last year. The sales increase was primarily related to sales of airbag housings, a new production part that began in August 1996. Shipments of suspension ball joint housings and transmission parts also increased. Management expects Uniflow's sales base to strengthen further in the next few quarters, as initial shipments begin of new transmission parts for an automotive customer, starter motor shafts for an automotive supplier and various other new sales orders recently received. For the six months year to date, Uniflow sales have increased 28.2%, up primarily due to the sale of airbag housings and higher orders of other automotive related parts.

        Uniflow's gross margin was 4.5% (as a percentage of sales) in the current quarter, compared to 10.9% of sales in the prior year comparative period. For the six month comparative periods, the gross margin was 0.2% and 11.7%, respectively. The comparative decreases in gross margin reflect (1) additional costs associated with the development of new production orders and
(2) higher material, direct labor and indirect labor costs. Direct materials and outside processing increased, due largely to a change in the sales mix, as some products require more expensive raw material and heat treating processes. The labor increases were principally the result of the inefficient production. To improve Uniflow's gross margin, management is focusing on production scheduling, job preparation (setup, tooling, etc.) as well as continuing to analyze profit contribution by part type.

        Operating expense was 7.7% in the current quarter (as a percentage of sales), compared to 11.9% of sales in the prior comparative quarter. For the six month comparative periods, operating expense was 9.0% and 12.1%, respectively. The declines in operating expense as a percentage of sales reflect the higher sales level and a reduction in administrative personnel costs during the current quarter.

Tooling Segment
(in thousands)


                                Three Months Ended                   Six Months Ended
                                 ------------------                  -----------------
                             3/31/97            3/31/96         3/31/97               3/31/96
                             ----------------------------------------------------------------
                         Amount     %      Amount      %       Amount    %          Amount  %
                         ------     -      ------      -       ------    -          ------  -
Net Sales                $4,722     100.0   $4,796     100.0   $9,200    100.0      $8,974  100.0
Gross profit              1,204      25.5    1,079      22.5       15      0.2       1,987   22.1
Operating expense           558      11.7      625      13.0      790      9.0       1,166   13.0
Operating profit            646      13.7      454       9.5    (774)    (8.8)        821    9.1

(1)     Includes intercompany activity
(2)     Before interest, bad debt and unallocated corporate overhead expense.

        The Tooling Segment ("Tooling"), comprised of Form Flow, L & H Die and Micanol, manufactures production tooling for the cold heading/forming industry.

        Tooling sales decreased 1.5% in the current quarter compared to the same quarter last year, while for the six month comparative period sales increased 2.5%. Although shipments were flat for the three Tooling units during the quarter and year to date comparative periods, management believes that Tooling sales will increase moderately for the remainder of the fiscal year.

        Tooling gross profit as a percentage of sales for the current quarter was 25.5%, compared to 22.5% in the prior comparative quarter. For the six month comparative periods, gross profit was 26.2% and 22.1%, respectively. The increases in gross profit for the comparable periods were primarily attributable to improved production efficiencies at the Micanol and L&H units.

        Tooling operating expense remained relatively stable for the comparative periods presented, as in the current quarter, operating expense as a percentage of sales was 11.8% compared to 13% in the same prior year quarter. For the six month year to date comparative periods, operating expense was 12.1% of sales and 13% of sales, respectively.

Production Machining Segment
(In thousands)

                               Three Months Ended                    Six Months Ended
                        -------------------------------       --------------------------------
                             3/31/97             3/31/96          3/31/97             3/31/96
                        ---------------------------------------------------------------------
                         Amount     %        Amount     %       Amount   %          Amount    %
                         ------     -        ------     -       ------   -          ------    -
Net Sales                $3,797     100.0                      $5,561    100.0
Gross profit                682      18.0                       1,030     11.2
Operating expense           366       9.6                         585      6.4
Operating profit            316       8.3                         445      4.8

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

Corporate Overhead, Interest Expense and Federal Income Taxes

        Unallocated corporate overhead was $265,100 in the current quarter, compared to $173,100 in the same period of the prior year. For the six month comparative periods, corporate overhead was $498,500 compared to $349,300 in the prior year. The increases for the comparative periods were principally due to higher building depreciation/amortization expense and increased legal expense.

        Interest expense for the current quarter was $300,500 compared to $179,100 in the same prior year period. For the six month comparative periods, interest expense was $552,100 and 402,200, respectively. The higher interest expense reflects increased long-term borrowing for new equipment and machinery associated with new sales orders and the acquisition of Milford.

FINANCIAL CONDITION AND LIQUIDITY

        Net cash provided by operating activities, before changes in working capital items, was $902,200 in the quarter ended March 31, 1997, while working capital changes used $1,141,200 of cash, for a net use of cash from operating activities of $239,000. The working capital use of cash was primarily due to the normal buildup of accounts receivable associated with the Company's newly acquired Milford unit. The current quarter reflected increased accounts receivable of $1.09 million generated from Milford; decreased Milford inventories of $74,000: and increased Milford accounts payable and other liabilities that totaled $349,000. In the prior year quarter, net cash provided by operating activities, before changes in working capital items, was $497,500. Working capital changes used $456,700 in cash, resulting in net cash provided by operations of $40,800.

        For the six months ended March 31, 1997, net cash provided by operating activities, before changes in working capital items, was $1,285,400, while working capital items used $1,656,300 in cash for net use of cash from operations of $370,900. The working capital items using cash were primarily increased accounts receivable at the Milford unit, offset by increased accounts payable and accrued liabilities at Milford. In the prior year period, net cash from operating activities was $1,057,100, while working capital items used $159,800, for net cash flow from operations of $897,300. In the prior year period, accounts receivable increased, offset by decreased inventories and increased accounts payable and accrued liabilities.

        Net cash used in investing activities was $3.45 million in the current quarter, of which $2.98 million was for machinery and equipment (including progress payments) related to new sales orders, while $470,000 related to the acquisition of Milford. In the same prior year quarter, net cash used in investing activities was $44,200. For the six month period ended March 31, 1997, net cash used in investing activities was $5.6 million, of which $4.4 million related to new equipment and $1.2 million related to the acquisition of Milford. In the prior year six month period, capital expenditures were $924,300, relating primarily to the purchase and refurbishing of a forging press at Uniflow and, the acquisition of a plant facility adjacent to Form Flow for expansion of its die repair business.

        Net cash provided by financing activities was $1.6 million in the current quarter, of which $2.09 million was provided by increased borrowing on the Company's bank revolving line of credit, offset by scheduled principal payments of $494,900. Cash provided by the bank revolver was principally used to fund the acquisition of Milford, working capital requirements to fund the Milford operation and progress payments on machinery and equipment orders. In the prior year comparative quarter, the Company received proceeds of $363,200 from long-term financing, offset by payments on long-term debt of $318,500.

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

SECOM GENERAL CORPORATION
(Registrant)

By:  /s/ Robert A. Clemente                 May 14, 1997
    ------------------------------
       Robert A. Clemente
       Chairman, President and CEO

By:  /s/ David J. Marczak                   May 14, 1997
    ------------------------------
       David J. Marczak
       Chief Financial Officer