Form 10-Q/A
period 1997-03-31
SECOM GENERAL CORP
filed 1997-05-16
CIK 790375

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

Tooling Segment
(in thousands)


                                Three Months Ended                   Six Months Ended
                                 ------------------                  -----------------
                             3/31/97            3/31/96         3/31/97               3/31/96
                             ----------------------------------------------------------------
                         Amount     %      Amount      %       Amount    %          Amount  %
                         ------     -      ------      -       ------    -          ------  -
Net Sales                $4,722     100.0   $4,796     100.0   $9,200    100.0      $8,974  100.0
Gross profit              1,204      25.5    1,079      22.5    2,410     26.2       1,987   22.1
Operating expense           558      11.7      625      13.0    1,109     12.1       1,166   13.0
Operating profit            646      13.7      454       9.5    1,301     14.1        821    9.1

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

SECOM GENERAL CORPORATION
(Registrant)

By:  /s/ Robert A. Clemente                 May 14, 1997
    ------------------------------
       Robert A. Clemente
       Chairman, President and CEO

By:  /s/ David J. Marczak                   May 14, 1997
    ------------------------------
       David J. Marczak
       Chief Financial Officer
                                  14