Form 10-Q
period 1997-06-30
SECOM GENERAL CORP
filed 1997-08-14
CIK 790375

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                       For Quarter Ended June 30, 1997
                        Commission File Number 0-14299



                          SECOM GENERAL CORPORATION
                          -------------------------
            (Exact name of registrant as specified in its charter)



           DELAWARE                                         87-0410875
           --------                                         ----------
(State or other jurisdiction of                      (IRS Employer ID Number)
 incorporation or organization)

     26600 HEYN DRIVE, P.O. BOX 705                                  48376
     ------------------------------                                  -----
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


                    YES __ X ___                    NO ________


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


            Title of Class                 Number of Shares Outstanding
             Common Stock                             5,357,800
      (par value $.10 per share)

                          SECOM GENERAL CORPORATION

                                  FORM 10-Q

                                    INDEX




                                                                         Page
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements
                   Consolidated Balance Sheets                              1
                   Consolidated Statements of Operations                    2
                   Consolidated Statements of Cash Flows                    3
                   Notes to  Interim Consolidated Financial Statements      4

Item 2.   Management's Discussion & Analysis of Financial Condition
            and Results of Operations                                       8

PART II  OTHER INFORMATION

Item 1.   Legal Proceedings                                                13
Item 2.   Changes in Securities                                            13
Item 3.   Defaults Upon Senior Securities                                  13
Item 4.   Submission of Matters to a Vote of Security Holders              13
Item 5.   Other Information                                                13
Item 6.   Exhibits and Reports on Form 8-K                                 13

                                    ASSETS

                                                    JUN 30 1997     SEP 30 1996
                                                    -----------     -----------

CURRENT ASSETS

     Cash .....................................     $   408,600     $   319,600

     Accounts receivable, net .................       6,409,600       4,130,700

     Other receivables ........................         112,000          33,200

     Inventories ..............................       6,171,500       5,170,500

     Prepaids and other .......................         421,200         547,400

     Deferred tax asset .......................         511,200         569,800
                                                    -----------     -----------
          TOTAL CURRENT ASSETS ................      14,034,100      10,771,200


     Cash restricted for equipment ............       1,042,100       4,089,000

     Property, plant & equipment, net .........      26,826,000      17,758,600

     Intangible asset .........................       1,891,700       1,994,100

     Other assets .............................         958,000         341,600
                                                    -----------     -----------
           TOTAL ASSETS .......................     $44,751,900     $34,954,500
                                                    ===========     ===========

See notes to consolidated financial statements

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       JUN 30 1997      SEP 30 1996
                                                       -----------      -----------
CURRENT LIABILITIES

   Current maturities of long term obligations ..     $  3,662,400      $  2,121,400

   Trade accounts payable .......................        3,179,700         2,856,800

   Accrued liabilities ..........................        1,775,800           884,800

   Deferred income ..............................          333,300
                                                      ------------      ------------
     TOTAL CURRENT LIABILITIES ..................        8,951,200         5,863,000

   Long term obligations ........................       20,177,600        13,724,300

   Deferred tax liabilities .....................        1,331,300         1,331,300
                                                      ------------      ------------
     TOTAL LIABILITIES ..........................       30,460,100        20,918,600
                                                      ------------      ------------

   Stockholders' equity common stock, $.10 par
     value 10,000,000 shares authorized:
     June 30, 1997 -  5,357,800 shares issued
     September 30, 1996 - 5,342,200 shares issued          535,800           534,200

   Additional paid-in capital ...................       18,460,400        18,457,100

   Accumulated deficit ..........................       (4,704,400)       (4,955,400)
                                                      ------------      ------------
     TOTAL STOCKHOLDERS' EQUITY .................       14,291,800        14,035,900
                                                      ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ......     $ 44,751,900      $ 34,954,500
                                                      ============      ============

See notes to consolidated financial statements.

                           STATEMENTS OF OPERATIONS

                                                Three Months       Three Months      Nine Months       Nine Months
                                                    Ended             Ended             Ended             Ended
                                                 Jun 30 1997        Jun 30 1996      Jun 30 1997       Jun 30 1996
                                                ------------       ------------      -----------       -----------
NET SALES                                        $ 12,964,500      $  8,253,900      $ 35,760,400      $ 23,042,900

COST OF SALES                                      10,722,800         6,448,500        29,798,200        18,370,300
                                                 ------------      ------------      ------------      ------------
GROSS PROFIT                                        2,241,700         1,805,400         5,962,200         4,672,600

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES        1,594,900         1,457,900         4,567,200         3,800,400
                                                 ------------      ------------      ------------      ------------
INCOME FROM OPERATIONS                                646,800           347,500         1,395,000           872,200

OTHER INCOME (EXPENSE)
   Interest                                          (347,800)         (199,800)         (899,900)         (602,000)
   Other, net                                         (18,900)          (95,600)          (37,100)            9,900
                                                 ------------      ------------      ------------      ------------
INCOME BEFORE INCOME TAXES                            280,100            52,100           458,000           280,100

INCOME TAX EXPENSE                                   (123,000)          (11,600)         (207,000)          (94,800)
                                                 ------------      ------------      ------------      ------------
NET INCOME                                       $    157,100      $     40,500      $    251,000      $    185,300
                                                 ============      ============      ============      ============
EARNINGS PER COMMON SHARE                        $       0.03      $       0.01      $       0.05      $       0.04
                                                 ============      ============      ============      ============
WEIGHTED AVERAGE SHARES OUTSTANDING                 5,460,000         4,879,300         5,474,200         4,742,400

See notes to consolidated financial statements.


                                 STATEMENTS OF CASH FLOWS

                                                               Three Months     Three Months    Nine Months      Nine Months
                                                                   Ended           Ended           Ended            Ended
                                                                Jun 30 1997     Jun 30 1996     Jun 30 1997      Jun 30 1996
                                                               ------------     ------------    -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income (loss) from operations                                 $   157,100     $    40,500     $   251,000     $   185,300

  Adjustments to reconcile net income to net cash used in
   operations:
    Depreciation and amortization                                   792,300         479,100       2,176,900       1,462,400
    Provision for (benefit from) deferred taxes                        (400)       (117,300)         58,600        (161,100)
    (Gain)  loss on sales of assets                                  (2,800)         88,500          15,700          77,300
    Increase (decrease) in allowance for doubtful accounts           25,000          27,000          31,000          11,000
    Recognition of deferred income                                 (250,100)                       (666,700)
    Provision for defined benefit obligations                        37,400                         177,400
    Other noncash expenses                                                           83,200                          83,200

  Changes in assets and liabilities that provided (used)
   cash:
    Accounts and other receivables                                  635,200        (503,700)     (2,388,600)        225,600
    Inventories                                                    (183,600)        (91,800)       (561,000)       (535,700)
    Prepaids                                                        (51,400)         25,300         126,200         (68,300)
    Other assets                                                   (461,400)       (142,200)       (439,300)       (142,200)
    Accounts payable                                               (507,100)        472,200         323,000         354,400
    Accrued liabilities                                              (5,800)         (2,700)        709,400        (285,500)
  Net cash provided by discontinued operations                                      109,600                         158,600
                                                                -----------     -----------     -----------     -----------
Net cash provided by (used in) operating activities                 184,400         467,700        (186,400)      1,365,000
                                                                -----------     -----------     -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from the disposal of property,
    plant & equipment                                                14,000         299,100          14,000         301,000
  Collections on notes receivable                                     2,900          41,600           7,900         271,200
  Capital expenditures                                           (1,389,100)     (2,629,700)     (5,789,900)     (3,554,000)
  Acquisition of Milford                                                  0                      (1,212,000)
                                                                -----------     -----------     -----------     -----------
Net cash used in investing activities                            (1,372,200)     (2,289,000)     (6,980,000)     (2,981,800)
                                                                -----------     -----------     -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Net change in bank line of credit                                 524,000        (665,900)      5,256,300      (1,799,300)
  Proceeds from long-term obligations                               503,500         380,000         503,500       1,138,100
  Proceeds from refinancing                                           5,000       7,887,500           5,000       7,887,500
  Proceeds from issuance of bonds                                                 3,000,000                       3,000,000
  Proceeds from issuances of common stock                                                                         1,000,000
  Principal payments due to refinancing                                          (5,535,700)                     (5,535,700)
  Retirements of common stock                                                                                       (20,800)
  Payments on long-term obligations                                (553,700)       (286,300)     (1,556,300)       (962,000)
  Payments on capital lease obligations                                             (11,700)                        (48,500)
                                                                -----------     -----------     -----------     -----------
Net cash provided by (used in) financing activities                 478,800       4,767,900       4,208,500       4,659,300
                                                                -----------     -----------     -----------     -----------
NET DECREASE IN CASH AND RESTRICTED CASH                           (709,000)      2,946,600      (2,957,900)      3,042,500

CASH AND RESTRICTED CASH, BEGINNING OF PERIOD                     2,159,700         109,600       4,408,600          13,700
                                                                -----------     -----------     -----------     -----------
CASH AND RESTRICTED CASH, END OF PERIOD                         $ 1,450,700     $ 3,056,200     $ 1,450,700     $ 3,056,200
                                                                ===========     ===========     ===========     ===========
OTHER CASH FLOW INFORMATION - INTEREST PAID                     $   344,600     $   217,500     $   856,100     $   643,200
                                                                ===========     ===========     ===========     ===========

See notes to consolidated financial statements

                          SECOM GENERAL CORPORATION
              Notes to Interim Consolidated Financial Statements


NOTE 1.  SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

General

The consolidated financial statements included herein have been prepared by Secom General Corporation (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate so that the information presented is not misleading. In the opinion of management, the financial statements as of June 30, 1997 reflect all adjustments (normal recurring accruals) which are necessary to present a fair statement of the results for the period then ended. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 10-K for the fiscal year ended September 30, 1996.

Business

The Company is a publicly traded holding company with five wholly owned subsidiaries that operate in three business segments.

Metal Parts Forming

o  Uniflow Corporation ("Uniflow")

Tooling

o  Form Flow, Inc. ("Form Flow")
o  L&H Die, Inc. ("L&H Die")
o  Micanol, Inc. ("Micanol")

Production Machining

o  Milford Manufacturing Corporation ("Milford")

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

NOTE 2.  INVENTORIES

         Inventories at June 30, 1997 and September 30, 1996 are summarized as follows:

                            JUNE 30, 1997           SEPT. 30, 1996
                            -------------           --------------
Raw materials               $  1,556,300             $    948,800
Work-in-process                2,568,700                2,394,100
Finished goods                 2,046,500                1,827,600
                            ------------             ------------
                            $  6,171,500             $  5,170,500
                            ============             ============

NOTE 3.  ACQUISITION -- MILFORD MANUFACTURING CORPORATION

         Effective November 1, 1996, the Company acquired the operations, assets and certain liabilities of Varity Kelsey-Hayes Corporation's ("VKH") Milford, Michigan brake fluid valve parts machining operation (renamed Milford Manufacturing Corporation). The acquisition was accounted for as a purchase. The Company also entered into a five-year agreement to supply VKH with various machined brake parts. VKH paid $1 million to the Company at closing, in lieu of a 10% product price increase for the first year of operation. Net cash paid to Seller, assets acquired, liabilities assumed and the deferred income recorded in connection with the transaction are estimated as follows (in thousands):

                   Prepaids                          $     75
                   Inventory and spare parts              888
                   Machinery and equipment              3,789
                   Land and buildings                   1,300
                                                      -------
                            Total                     $ 6,052
                                                      =======

                   Net cash paid to Seller            $ 1,081
                   Employee benefit plan
                     liabilities assumed (Note 7)       3,596
                   Other liabilities assumed              375
                   Deferred income                      1,000
                                                      -------
                            Total                     $ 6,052
                                                      =======

NOTE 3.  LONG TERM DEBT OBLIGATIONS

         Long term obligations principally consist of a bank revolving line of credit (borrowing availability which is based on accounts receivable and inventory levels), real estate mortgages, equipment term notes, industrial revenue bonds, equipment capital leases and post-retirement health care for certain employees (Milford bargaining unit employees only).

NOTE 4.  PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment at June 30, 1997 and September 30, 1996 are summarized as follows (in thousands):

                                         June 30, 1997       Sept. 30, 1996             Life
                                         -------------       --------------             ----
Machinery                                   $22,859             $18,144                 2 to 20 years
Buildings and improvements                    6,399               4,714                 3 to 30 years
Land                                            897                 540                 n/a
Furniture and fixtures                        1,559                 478                 5 to 7 years
Vehicles                                        145                 263                 3 years
Construction in progress/other                4,257                 236                 n/a
                                            -------             -------
Total                                        36,116              25,309
Accumulated depreciation                     (9,290)             (7,550)
                                            -------             -------
Net property, plant and equipment           $26,826             $17,759
                                            =======             =======

NOTE 6.  EMPLOYEE BENEFIT PLANS (MILFORD)

         The Company's Milford hourly union employees have a defined benefit pension plan, pursuant to a collective bargaining agreement. Benefits are based on years of service and other factors. The Milford hourly pension plan was underfunded by approximately $778,000 based on a preliminary estimate as of November 1, 1996. The Company assumed $350,000 of the underfunded pension obligation as part of its acquisition of Milford. The estimated funded status of the Plan as of November 1, 1996 is as follows:

         Projected Benefit Obligation ("PBO")              $ 3,106,000
         Market value of assets                              2,328,000
                                                           -----------
         PBO greater than market value of assets               778,000
         Less: amount retained by Seller                       428,000
                                                           -----------
         Net amount assumed by the Company                 $   350,000
                                                           ===========

         Effective May 1, 1997, the Company and the Milford hourly employees' union agreed to transfer the plan assets for the active employees to a union sponsored retirement plan whereby the Company will contribute 40 cents per straight-time hour worked. The transfer is expected to be completed later in the year, at which time the Company anticipates contributing its underfunded liability related to those employees assumed as part of the Milford purchase.

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

         Service cost                                          $ 45,000
         Interest cost on accumulated benefit obligation         73,000
                                                               --------
                                                               $118,000
                                                               ========

         Benefit costs are estimated assuming retiree health care costs will increase at a 7.0% annual rate, decreasing to an annual rate of increase of 5.0%. Post-retirement health care benefits were estimated at $3.25 million as of October 31, 1996 (acquisition date).

         Effective May 1, 1997, the Company negotiated an amendment to the retiree health care plan as part of its three-year agreement with an existing collective bargaining unit. As a result of the agreement, the recorded post-retirement health care obligation of $3.25 million is now estimated at $1.06 million with the change in the plan to be amortized over the estimated service life of the eligible employees. The discount rate used to estimate the accumulated post-retirement benefit obligation was 7.25%. Milford's policy is to fund post-retirement benefits on a pay as you go basis; therefore the plan has no assets as of November 1, 1996 or June 30, 1997.

         The Milford hourly union employees are also eligible to participate in a 401(k) Plan, pursuant to a collective bargaining agreement, under which the Company contributes 35 cents per hour worked to each employee's account.

     ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            RESULTS OF OPERATIONS

Overview

         This management's discussion and analysis of financial condition and results of operations includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below, that could cause results to differ materially from historical results or those anticipated. In this report, the words "expects", "anticipates", "believes", and similar expressions identify forward-looking statements, which speak only as to the date hereof.

         The Company operates in three business segments: Metal Parts Forming, Tooling and Production Machining. The Metal Parts Forming Segment manufactures cold headed and cold forged parts; the Tooling Segment provides production tooling for the cold heading industry; and, the Production Machining Segment manufactures machined automotive brake parts as well as other automotive parts.

         Net sales for the quarter ended June 30, 1997 were $12,964,500 compared to $8,253,900 in the quarter ended June 30, 1996, for an increase of 57%. The increase was primarily attributable to the recently acquired Milford unit (Nov. 1, 1996) and higher sales from Uniflow. The Company recorded net income of $157,100 (three cents per share) for the quarter ended June 30, 1997, compared to net income of $40,500 (one cent per share) in the same period of the prior year.

         Effective November 1, 1996, the Company acquired the Milford, Michigan machining operation of the Varity Kelsey-Hayes Corporation ("VKH"), a business unit of Lucas-Varity Corporation (NYSE:LAV). VKH is a leading supplier of braking systems to the automotive sector, and the Milford operation supplies VKH with various machined aluminum brake fluid valve parts. The business was renamed Milford Manufacturing Corporation ("Milford"). In connection with the purchase, Milford entered into a five-year supply agreement with VKH covering the sale of various machined brake parts from Milford to certain of its operations. Net cash of $1.1 million paid to VKH in connection with the transaction was provided from the Company's $6 million bank lines of credit. Management expects the unit to be profitable in fiscal 1997 with sales in excess of $12 million.

     ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

SEGMENT REVIEW

Metal Parts Forming (Uniflow)
(in thousands)

                                   Three Months Ended                      Nine Months Ended
                              6/30/97               6/30/96             6/30/97             6/30/96
                        Amount         %       Amount        %      Amount       %     Amount        %
                        ------       -----     ------      -----    ------     -----   ------      -----
Net sales (1)         $  5,155       100.0    $  4,048     100.0   $ 13,959    100.0   $ 10,912    100.0
Gross profit               192         3.7         540      13.3        207      1.5      1,344     12.3
Operating expense          465         9.0         602      14.9      1,255      9.0      1,435     13.2
Operating  profit (2)     (273)       (5.3)        (62)     (1.5)    (1,047)    (7.5)       (91)    (0.8)

(1)   Includes intercompany activity.
(2)   Before interest, bad debt and unallocated corporate overhead expense.

         The Metal Parts Forming Segment (Uniflow Corporation), manufactures metal parts from steel tube, bar and coil using cold forging and forming techniques. Primary parts currently manufactured are automotive suspension ball joint housings, automotive transmission shafts and housings, truck wheel studs, airbag housings and various cold forged/formed aftermarket and OEM parts.

         Uniflow's sales increased 27.3% in the quarter, compared to the prior year quarter, while for the nine-month comparative period sales increased 27.9%. The increase in sales for the quarter and nine-month period primarily reflect higher order volume for Uniflow's aftermarket truck wheel studs, suspension ball joint housings and airbag housings.

         Uniflow's gross profit for the quarter decreased to 3.7% of sales compared to 13.3% for the same quarter last year. For the nine-month period, the gross profit was 1.5% of sales compared to 12.3% in the prior year period. The lower quarterly and year-to-date gross profit was primarily due to increased indirect and direct labor associated with the development of new production orders, the Company's QS-9000 initiative and other manufacturing related projects. Management believes that the gross profit will improve significantly as new production orders ramp up to projected levels. In June 1997, Uniflow began initial shipments of two new transmission parts that are expected to contribute significantly to its gross profit as shipments increase and the manufacturing process is stabilized.

         Operating expense was 9.0% of sales for the quarter, compared to 14.9% of sales in the prior year quarter. For the nine-month comparative period, operating expense was 9.0% of sales and 13.2% of sales, respectively. The lower operating expense percentages for the current periods were due primarily to lower administrative salaries and the higher sales volume.

     ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Tooling Segment
(in thousands)

                                 Three Months Ended                      Nine Months Ended
                             6/30/97             6/30/96            6/30/97             6/30/96
                        Amount       %      Amount       %     Amount        %     Amount        %
                        ------     -----    ------     -----   ------      -----   ------      -----
Net sales (1)          $ 4,592     100.0   $ 4,610     100.0   $13,793     100.0   $13,584     100.0
Gross profit             1,201      26.2     1,188      25.8     3,611      26.2     3,175      23.4
Operating expense          572      12.5       613      13.3     1,681      12.2     1,779      13.1
Operating profit (2)       629      13.7       575      12.5     1,930      14.0     1,396      10.3

(1) Includes intercompany activity.
(2) Before interest, bad debt and unallocated corporate overhead expense.

         The Tooling Segment (Form Flow, L & H Die and Micanol) manufactures production tooling for the cold heading/forming industry.

         The Tooling Segment's sales were flat compared to the same quarter last year, while for the nine month comparative period, sales increased 1.5%. Management expects order volume to remain steady or increase modestly for the coming months.

         The Tooling Segment's gross profit percentage increased to 26.2% of sales in the quarter and for the nine-month period, compared to 25.8% and 23.4% of sales, respectively, in the same quarter and nine-month period last year. The higher quarterly and year-to-date gross profit percentages primarily reflect an improved gross profit at Micanol.

         The Tooling Segment's operating expense remained relatively stable, as it was 12.5% of sales in the current quarter and 12.2% in the current nine month period, compared to 13.3% and 13.1%, in the same quarter and nine month period last year, respectively.


Production Machining Segment
(in thousands)

                                 Three Months Ended                      Nine Months Ended
                             6/30/97             6/30/96            6/30/97             6/30/96
                        Amount       %      Amount       %     Amount        %     Amount        %
                        ------     -----    ------     -----   ------      -----   ------      -----
Net sales (1)          $3,819      100.0                       $9,379      100.0
Gross profit              715       18.7                        1,745       18.6
Operating expense         325        8.5                          910        9.7
Operating profit (2)      390       10.2                          835        8.9

(1) Includes intercompany activity.
(2) Before interest, bad debt and unallocated corporate overhead expense.

         The Production Machining Segment (Milford Manufacturing Corporation
- acquired Nov. 1, 1996), primarily machines aluminum brake fluid valve parts and other machined automotive parts.

     ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

         Management expects the Milford unit to continue its profitability, with sales in excess of $12 million for the current fiscal year. Although sales consist primarily of brake components to one customer, Milford has begun shipments of parts to two new customers, including machined starter motor shafts to Delco Remy America.

Corporate and Interest

         Unallocated corporate overhead (included in general and administrative expenses) was $238,300 for the quarter, compared to $245,300 in the same prior year quarter. For the nine-month period, unallocated corporate expense was $736,800 compared to $594,600 for the same period last year. The higher year-to-date corporate expense primarily reflects higher personnel and other expense associated with a new corporate-wide computer information systems implementation project.

         Interest expense for the quarter was $347,800 compared to $199,800 for the same quarter last year. For the nine months year-to-date, interest expense was $899,900 vs. $602,000 for the same period last year. The higher interest expense reflects the Company's two industrial revenue bond financings (for production equipment) completed late in the prior fiscal year and, bank financing associated with the Milford operation.

                      FINANCIAL CONDITION AND LIQUIDITY

         Net cash provided by operating activities was $184,400 in the quarter, compared to $467,700 in the prior year quarter. Depreciation and amortization increased to $792,300 from $479,100 in the prior year quarter, reflecting the additional asset base at the Milford unit and machinery and equipment added at the other segments. In the current quarter, accounts receivable decreased $635,200, due primarily to improved collections. This was offset by a decrease in accounts payable of $507,100, primarily related to increased payments for steel and other items used in the manufacturing process relating to the ramp-up of new sales orders. In the prior year quarter, accounts receivable increased $503,700, offset by increased accounts payable of $472,200. For the nine-month comparative period, net cash provided
(used) by operating activities was ($186,400) and $1,365,000 respectively. The decrease in net cash provided (used) by for the current nine-month comparative period was principally the result of higher accounts receivable related to the Milford unit.

         Net cash used in investing activities was ($1,372,200) in the current quarter, which included $1,389,100 in equipment purchases (including deposits on new equipment), primarily related to equipment for the machining of starter motor shafts (Milford). The starter motor shafts began initial production in the quarter ended June 30, 1997. The prior year comparative quarter used ($2,289,000) in investing activities, primarily for increased machining capacity for two automotive transmission shafts new to the Company (Unilfow). These parts started initial production in June 1997. The comparative nine-month periods used ($6,980,000) and

     ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

($2,981,800), respectively, in investing activities. The current nine-month period includes significant expenditures for the starter motor shaft machining production line (Milford), expenditures for the transmission shaft machining equipment (Uniflow) and approximately $475,000 of equipment related to the Tooling Segment. In the prior nine-month comparative period, capital expenditures of $3,554,000 were primarily related to Uniflow's expanded transmission machining parts business.

         Net cash provided by financing activities was $478,800 in the quarter compared to $4,767,900 in the prior year quarter. The current quarter included proceeds of $503,500 from long term financing and $524,000 from increased borrowings on the bank line of credit. At June 30, 1997, the Company had $5,429,000 borrowed on its $6 million bank revolver/line of credit. Scheduled payments on long-term obligations were $553,700 during the current quarter. The prior year quarter included $7,887,500 in proceeds from a refinancing that covered all of the Company's assets (offset by related debt extinguishments of $5,535,700), and $3,000,000 in industrial revenue bond financing for new equipment.

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



SECOM GENERAL CORPORATION
(Registrant)



By:      /s/ Robert A. Clemente                      Dated: August 14, 1997
         -------------------------
         Robert A. Clemente
         Chairman, President & CEO



By:      /s/ David J. Marczak                        Dated: August 14, 1997
         -------------------------
         David J. Marczak
         Chief Financial Officer