Form 10-K
period 1997-09-30
SECOM GENERAL CORP
filed 1997-12-29
CIK 790375

FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended September 30, 1997

                        Commission file number 0-14299

                          SECOM GENERAL CORPORATION
            (exact name of registrant as specified in its charter)

                DELAWARE                                 87-0410875
   (State or other jurisdiction of           (IRS Employer Identification No.)
    incorporation or organization)

     46035 GRAND RIVER AVENUE, NOVI,                   48374
                MICHIGAN                            (Zip Code)
      (Address of principal executive offices)

      Registrant's telephone number, including area code: (248) 305-9410

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to
such filing requirements for the past 90 days.    Yes_ X__   No____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

         As of December 19, 1997, 5,340,400 shares of the Registrant's Common Stock were outstanding and the aggregate market value of such Common Stock held by non-affiliates (based on the closing price on that date as reported on the NASDAQ National Market System) was approximately $9,345,700.

                     DOCUMENTS INCORPORATED BY REFERENCE

                                                          Part of 10-K into
Document                                           which it is incorporated
--------                                           ------------------------
Proxy Statement for Annual                                  Part III
Meeting to be held in March 1998

                              TABLE OF CONTENTS

                                    PART I
                                                                       Page

Item 1.      Business                                                    4

Item 2.      Properties                                                  9

Item 3.      Legal Proceedings                                           9

Item 4.      Submission of Matters to a Vote of Security Holders        10

                                   PART II

Item 5.      Market for Registrant's Common Equity and Related
             Stockholder Matters                                        10

Item 6.      Selected Financial Data                                    10

Item 7.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations              11

Item 8.      Financial Statements and Supplementary Data                17

Item 9.      Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure                     17

                                   PART III

Item 10.     Directors and Executive Officers of the Registrant         18

Item 11.     Executive Compensation                                     18

Item 12.     Security Ownership of Certain Beneficial Owners
             and Management                                             18

Item 13.     Certain Relationships and Related Transactions             18

                                   PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports
             on Form 8-K                                                18

                                    PART I

ITEM  1.     BUSINESS

GENERAL

         Secom General Corporation, a Delaware corporation (the "Company"), is a holding company with the following wholly owned operating subsidiaries:

     Metal Parts Forming Segment:

     *   Uniflow Corporation ("Uniflow") acquired in 1991

     Tooling Segment:

     *   Form Flow, Inc. ("Form Flow") acquired in 1987

     *   L & H Die, Inc. ("L & H") acquired in 1987

     *   Micanol, Inc. ("Micanol") acquired in 1990

     Production Machining Segment:

     *   Milford Manufacturing Corporation ("Milford") acquired November 1996

     The Company's corporate address is 46035 Grand River Drive, Novi, Michigan 48374; its telephone number is (248) 305-9410 and its facsimile number is (248) 347-2829.

     Except as otherwise indicated by the context, any reference to the "Company" shall mean the Company and its subsidiaries. The Company's fiscal year-end is September 30.

 FORWARD-LOOKING STATEMENTS

     Statements herein concerning expectations for the future constitute forward-looking statements within the meaning of the Securities Exchange Act of 1934 and are subject to a number of known and unknown risks, uncertainties and other factors which might cause actual results to differ materially from those expressed or implied by such forward-looking statements. Long term growth of the Company may be affected by changes in the automotive, trucking and construction industries, relations with various collective bargaining unit employees, general economic trends (including inflation and unemployment rates), interest rates, and the availability and cost of financing.

     Long-term profitability will be dependent on management's ability to control its costs of operations for its respective areas of base sales, thereby providing adequate margins to maintain and expand its various businesses.

     Forward-looking statements herein include, but are not limited to, those concerning anticipated growth in sales and profitability, greater than expected declines in sales, inability to secure additional sources of working capital if and when needed, the ability to obtain price concessions if and when needed, and inability to manage growth.

PRINCIPAL CUSTOMERS, BACKLOG AND SEASONALITY

     In 1997, VarityKelsey-Hayes ("VKH"), one of the Company's customers, accounted for 25% of the Company's consolidated revenues. The Company entered into a five-year supply agreement with VKH, concurrent with the execution of its agreement to acquire the Milford operation from VKH.

     Customer releases generally cover a period of three months or less. Because the Company receives successive customer releases of products which are subject to continual change in the short-term, management believes that its backlog is not a relevant indicator of the level of its present or future sales. Sales of the Company's parts, tooling and services are not considered seasonal.

METAL PARTS FORMING SEGMENT

GENERAL

     The Metal Parts Forming Segment is comprised of the Uniflow unit, which primarily manufactures automotive and truck parts from steel bar, coil and tubing using cold forging and forming machines and various types of secondary machining, such as CNC lathes, threadrolling and piercing equipment.

SALES AND COMPETITION

     Uniflow's fiscal 1997 sales were comprised as follows: 27% wheel studs for heavy and light duty trucks (original equipment manufacturers or "OEM" and service part manufacturers or "aftermarket"); 23% transmission gear housings and component shaft parts; 22% automobile ball joint suspension housings (OEM and aftermarket); and 27% miscellaneous cold headed and cold forged parts (OEM).

     Competition within the cold forging and forming business varies with each product line and customer volume requirements. Generally, Uniflow specializes in smaller volumes, although it supplies higher volume OEM part requirements as well. Competitors are numerous in each segment and include companies such as Mascotech and Colfor.

     Uniflow's sales are concentrated with a few customers, as five customers comprised 57% of revenue for the fiscal year ended September 30, 1997. If Uniflow were to lose a significant customer, management believes that it could replace that business within an estimated timeframe of 6 to 18 months, although its gross profit margin could be adversely affected. Uniflow's sales backlog usually covers a period of approximately three months of work; actual sales vary with final release instructions from customers.

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

     Production order turnaround time can vary from 4 to 16 weeks, depending on engineering requirements, lead times from outside vendors and the production backlog. Uniflow's tooling department makes and repairs some of the perishable tooling used in production, while the Company's Tooling Segment also supplies Uniflow with some of its production tooling. The engineering staff offers tool design and production development services to customers for new or modified parts as well as continuing support for production operations.

EMPLOYEES

     As of September 30, 1997, Uniflow employed a total of 189 full-time employees compared to 170 in the prior year, as follows: 173 direct and indirect labor (including factory floor supervision), 7 engineering, 2 sales, 4 office and 3 management.

TOOLING SEGMENT

GENERAL

     The Company's Tooling Segment ("Tooling Operation" or "Tooling Unit") is comprised of Form Flow, L & H and Micanol. In May 1995, the Company significantly reduced the size of one of its Tooling operation subsidiaries, Triple Technologies, Inc. ("Triple") by selling off certain equipment. Triple's remaining operations were transferred to the Company's Form Flow unit, although certain equipment was moved to the other subsidiaries. The continuing Triple business activity has been absorbed into Form Flow.

     The Tooling Operation manufactures close tolerance tooling for the hot and cold metal forming industry. Hot and cold metal forming companies typically make metal parts from steel coil that is automatically fed through various stations on a "header forming" machine. A header machine cuts steel coil and moves it through each die station progressively, using tool inserts to form the part. Tool life is dependent on the type of material used to make the part and the size and shape of the part, among other things.

     As part of its sales and service, the Tooling Unit's design and development staff will advise customers about tooling issues and other engineering matters related to the production of hot and cold formed parts. Tool orders (without design services) typically can take 4 to 10 weeks to complete, while design and development orders can span over a period of months.

SALES AND COMPETITION

     The Tooling Segment's customers manufacture items such as industrial fasteners, hand tools, automotive parts, tubing, consumer items, munitions and a wide array of OEM assembly parts. The Tooling Unit's customers include OEM and aftermarket suppliers and are predominantly related to the automotive industry. Continuing customer relations are important, as significant revenue is derived from tooling reorders.

     The Tooling Segment operates in fragmented markets with numerous competitors. Generally, independent competitors are smaller companies ranging in size from 10 employees to up to 100 employees. The Tooling Segment also competes with its customers internal tooling capabilities, as customers typically have their own tool facilities to support production. Management believes consistent success is dependent principally on tool quality and durability, on-time delivery and price competitiveness. The Tooling Unit's design and engineering services allow it to compete for tool development work; management believes these services provide the Company a significant advantage in attracting new customer business. The Tooling Segment sells principally to customers in the United States.

MANUFACTURING AND ENGINEERING

     All tooling orders are manufactured to customer specifications as indicated on tool drawings. Tools are made from bar stock steel or carbide blanks and generally are routed through a production sequence that includes cutting, turning (CNC/lathe work), heat treating, grinding, polishing and coating.

     Form Flow, L & H and Micanol have separate plant facilities. Design and engineering services are located at a Form Flow facility, and are offered by all three of the Tooling Units.

EMPLOYEES

     As of September 30, 1997, the Tooling Segment employed a total of 155 full-time employees compared to 158 in the prior year, as follows: 130 direct and indirect labor (including factory floor supervision), 5 engineering, 3 sales, 11 office and 6 management.

PRODUCTION MACHINING SEGMENT

GENERAL

     The Company's Production Machining Segment is comprised of the Company's Milford unit (acquired November 1, 1996). Milford primarily manufactures various machined brake parts, although late in fiscal 1997 it began production of machined starter motor shafts for an automotive parts supplier. Parts are generally fabricated in one of five major machining areas. Production cycle time is generally two to four days.

SALES AND COMPETITION

     Milford's sales for fiscal 1997 were comprised as follows: 95% the sale of machined brake parts to one customer, VKH, with starter motor shafts and miscellaneous parts comprising the remainder. In 1998, the sales mix is anticipated to change to approximately 85% - machined brake parts, with projected increases in sales of starter motor shafts.

     Milford operates in a highly competitive market, with numerous competitors involved in the machining of aluminum brake parts. Also, customers can be potential competitors, as they usually have the capital, engineering and manufacturing resources in place to make the same type of parts supplied by Milford. Generally, the machining of brake parts requires expensive single purpose machines, designed to complete the unique machining requirements of each respective major family of similar parts. As a result of the required level of investment in capital equipment by a supplier, longer customer purchase order commitments are common. Purchase order contracts typically span from one to five years or more. Actual part quantity releases from customers are ultimately dependent on end sales of specific automobile models that use parts supplied by Milford.

MANUFACTURING AND ENGINEERING

     Milford predominantly manufactures various brake component parts made from aluminum. The parts are used in braking system assemblies for sale to various automotive companies. Milford manufactures three major variations of brake fluid parts. Within each major valve type there are a few part variations. The three major part types are manufactured on dedicated groups of machinery. In January 1998 management anticipates commencing production on a fourth major variation of aluminum fluid brake valve component for VKH. This part will be manufactured on a newly installed rotary dial-machining center.

     Brake parts are saw cut from extruded aluminum bars into blanks and routed through one of five major machining areas that are configured to machine and drill the cut blanks to certain specifications. After the machining operation is complete, parts are washed and deburred and then plated by an outside processor. Parts return to the plant for final inspection and shipment to the customer.

     In addition, another line is set up to machine and fabricate starter motor shafts. This line includes CNC machining, heat treating, grinding and drilling. The Company's Uniflow unit supplies the formed starter motor shaft blanks for machining and fabrication at Milford. Parts are coated and shipped to the customer by an outside coating supplier.

      The Company employs a small engineering and quality assurance staff to support continuing production.


EMPLOYEES

     As of September 30, 1997, Milford employed a total of 123, as follows:
103 direct and indirect, 4 engineering, 6 management and 10 office administration.


ITEM 2.      PROPERTIES

     The Company's corporate offices are located at 46035 Grand River Drive, Novi, Michigan. The subsidiaries operate in the following facilities, all of which are owned by the Company:

1) Form Flow is located in two 12,600 square foot adjacent buildings on approximately four acres of land at 6901 and 6999 Cogswell in Romulus, Michigan 48174. Its telephone number is (313) 729-3100.

2) L & H is located in a 12,600 square foot building on approximately two acres of land at 38200 Ecorse Road, Romulus, Michigan 48174 and its telephone number is (313) 722-8011.

3) Micanol is located in a 12,400 square foot building on approximately two acres of land at 46001 Grand River Avenue, Novi, Michigan 48374 and its telephone number is (248) 347-1230.

4) Uniflow is located in three buildings on approximately eight acres of land in Novi, Michigan: (1) 30,300 square feet at 26600 Heyn Drive, (2) 16,700 square feet at 46035 Grand River Avenue and (3) 32,000 square feet at 46009 Grand River Avenue. Its telephone number is (248) 348-9370.

5) Milford is located in an 81,500 square foot building on 6.6 acres of land at 101 Oak St., Milford, Michigan 48381. Its telephone number is (248) 685-1573.

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

            Quarter Ended               High Trade                Low Trade
            -------------               ----------                ---------
              12/30/95                     3.37                     2.50
               3/31/96                     3.37                     1.75
               6/30/96                     3.44                     1.87
               9/30/96                     3.12                     2.00
              12/31/96                     3.06                     2.50
               3/31/97                     3.31                     2.19
               6/30/97                     2.94                     2.00
               9/30/97                     2.69                     2.19

     On September 30, 1997 there were approximately 1,000 nominees/persons of record that held the Company's common stock. Of those listed of record, approximately 2.4 million shares were held by brokers and nominees representing an undetermined number of beneficial stockholders.

     Owners of common stock are entitled to receive dividends declared by the Board of Directors out of funds legally available therefor. The Company has never paid a cash dividend and does not anticipate paying cash dividends in the foreseeable future. Its policy is to retain earnings so it can provide funds for operations and expansion of its business. In addition, various bank loan agreements prohibit the payment of cash dividends without written consent from the lender(s).

ITEM 6.      SELECTED FINANCIAL DATA

        See page 44 for selected financial data as of September 30, 1997, 1996, 1995, 1994, and 1993 and for the years then ended as required by this Item. This information should be read in conjunction with the financial statements and the footnotes thereto referred to in Item 14(a)(1) of this Form 10-K.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS.


        The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in the Form 10-K.

                                   OVERVIEW

         This management's discussion and analysis of financial condition and results of operations includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below, that cause results to differ materially from historical results or those anticipated. In this report the words "expects", "anticipates", "believes", and similar expressions identify forward-looking statements, which speak only as to the date hereof.

         The Company's 1997 sales were $47.8 million and net income was $309,000 (six cents per share), compared to 1996 sales of $30.9 million and net income of $41,000 (one cent per share). The increase in sales and net income was due to results from Milford Manufacturing Corporation ("Milford"), which was acquired effective November 1, 1996. The Tooling Segment posted another solid year of profitability, while the Metal Forming Segment struggled with another year of operating losses (see segment review below).

         During 1997 the Company began shipments of parts for two major programs: starter motor shafts for an automotive supplier and transmission shafts for an automotive company. These two programs required the acquisition of substantial new equipment, which was primarily financed by $7 million in industrial development revenue bonds sold in 1996. The transmission shaft program involves part forging and machining by Uniflow. The starter motor shaft program involves value added manufacturing from Uniflow, for its parts forming capability, and Milford, which completes extensive machining of the part.

         The Company did not realize any significant contribution to sales and profitability from these programs in 1997, because production did not commence until the fourth quarter. Subsequent to year-end, the Company has experienced problems in achieving cycle times anticipated within its machining production line for the manufacture of starter motor shafts. Although efficiency improvements continue to be made, it is unclear how long it will take to bring this product to profitability.

         The Company's cash flow from operations and availability from lines of credit was adequate to fund operations as well as various new programs and initiatives. The Company's ability to meet ongoing debt obligations in the next year will be dependent, in part, on improvements in cash from operations, as availability on the lines of credit are significantly less. Making this matter more critical, subsequent to the year ended September 30, 1997, Milford's monthly operating results have significantly declined. Management is currently in discussions with Milford's primary customer to explore alternatives to turnaround this situation. Management is also evaluating the prospects of disposing underperforming assets, within its three business segments, to generate cash and reduce debt.

                            RESULTS OF OPERATIONS

METAL PARTS FORMING SEGMENT

Chart of three-year comparative operating results (in thousands):

                                  1997                1996                 1995
                           ----------------    ----------------      ----------------
                           AMOUNT       %      AMOUNT        %        AMOUNT        %
                           ------     -----    ------      -----     ------      -----
Net Sales                 $18,930     100.0    $14,748     100.0    $17,630      100.0
Gross Profit                  331       1.8      1,197       8.1      2,226       12.6
Operating Expense           1,726       9.1      1,898      12.9      1,951       11.1
Operating Profit (loss)1   (1,395)     (7.4)      (701)     (4.8)       275        1.6

1  Before  interest,  bad  debt  and  corporate overhead expense.

        The Metal Parts Forming Segment is comprised of the Company's Uniflow unit. Uniflow currently manufactures suspension ball-joint housings, truck wheel fasteners, transmission shaft parts and a variety of OEM cold-formed and forged parts. Customers are primarily automotive and trucking-related original equipment manufacturers ("OEM") and service part manufacturers ("after-market").

        Net sales increased 28% in 1997 from 1996 and decreased 16.3% in 1996 from 1995. The sales increase in 1997 from 1996 primarily reflects higher sales of airbag housings, starter motor shafts and transmission shafts. Uniflow's existing business of suspension housings, transmission shafts and wheel studs also increased 15% in 1997 over 1996. The Company has decided to discontinue the manufacture of airbag housings due, in part, to the continuing investment required to achieve additional sales in relation to potential profit margins from those sales. Management is reviewing all of its sales with the objective of retaining only profitable product lines that will also allow for more efficient production through improved utilization of direct and indirect labor.

       Gross profit on sales was 1.8% in 1997, 8.1% in 1996 and 12.6% in 1995. The 1997 decline in gross profit reflects costs associated with the start up of two new programs (transmission parts and starter motor shafts), lower production efficiency and higher indirect labor expense. Efforts for the prior three years, aimed at improving Uniflow's gross profit, have been disappointing. Management is currently evaluating the merits of streamlining Uniflow's operations in order to reduce its cost of manufacturing. Management remains committed to achieving compliance with the quality standard "QS 9000", as well as the implementation of a computerized information system that will provide on-line shop floor production and financial data.

        Operating expense as a percentage of sales was 9.1% in 1997, 12.9% in 1996 and 11.1% in 1995. The percentage fluctuation was largely due to the varying sales level. Actual operating overhead expense in 1997 was $1.7 million, down from $1.9 million in 1996 and $2.0 million in 1995. The decrease in 1997 from 1996 primarily reflects lower personnel expense.

        Uniflow's profit (loss) from operations was ($1.4 million) (-7.4% of sales), ($701,000) (-4.8% of sales) in 1996, $275,000 (1.6% of sales) in
1995. The increase in loss in 1997 from 1996 is the result of increased factory costs associated with developing new jobs for production as well as reduced production efficiency on Uniflow's traditional business. The profit decrease in 1996 from 1995 reflects the lower sales volume and higher costs of production.

TOOLING SEGMENT

        Chart of three-year comparable operating results (in thousands):

                                  1997                1996                 1995
                           ----------------    ----------------      ----------------
                           AMOUNT       %      AMOUNT        %        AMOUNT        %
                           ------     -----    ------      -----     ------      -----
Net Sales1               $18,474      100.0  $18,166      100.0     $20,659     100.0
Gross Profit               4,879       26.4    4,317       23.8       4,902      23.7
Operating Expense          2,292       12.4    2,325       12.8       2,445      11.8
Operating Profit           2,587       14.0    1,992       11.0       2,457      11.9

1       Before elimination of intercompany sales.

        The Tooling Segment is comprised of the Form Flow, L & H and Micanol units. The Triple unit was downsized and absorbed into Form Flow's operation in June 1995. The Tooling Units sell tools and dies for use in the production of hot and cold-formed metal parts.

        Net sales were flat in 1997, increasing by 1.7% over 1996, while in 1996 sales decreased 12.1% compared to 1995, primarily due to the downsizing of Triple Tool in late fiscal 1995.

        Although sales grew only 1.7%, gross profit on sales improved to 26.4% in 1997, compared to 23.8% in 1996 and 23.7% in 1995. The 1997 gross profit percentage increased as management was able to control shop floor labor and related support expense as well as concentrate on tooling sales orders that complement its particular skilled labor and machining capabilities.

        Operating expense (as a percentage of sales) has remained steady for the periods shown, and was 12.4% in 1997, 12.8% in 1996, and 11.8% in 1995.

        The Tooling Segment's operating profit was $2.6 million (14.0% of sales in 1997) $2.0 million (11.0% of sales) in 1996, and $2.5 million (11.9% of sales) in 1995. The increase in operating profit in 1997 over 1996 primarily reflects the improved gross profit on sales. The decline in gross profit in 1996 compared to 1995 reflected lower profitability at Form Flow, L & H and Micanol.

PRODUCTION MACHINING SEGMENT

Chart of 1997 operating results (in thousands):

                                    1997 1
                              ----------------

                              AMOUNT        %
                              ------      -----
Net Sales                    $12,718      100.0
Gross Profit                   2,168       17.0
Operating Expense              1,287       10.1
Operating Profit                 881        6.9

1 For the eleven months ended September 30, 1997, as the Production Machining Segment is comprised of Milford, acquired November 1, 1996.

        Sales in 1997 were strong among all three major variations of brake valve parts supplied to the Unit's primary customer, VKH. The sales strength was largely related to the recent market popularity of "two-wheel" anti-lock braking systems in automobile sales. Two of the three existing brake valve parts are assembled in two-wheel anti-lock assemblies. For the period beginning November 1, 1996 through October 31,1997, the Unit received product pricing 10% above the agreed upon product pricing schedule. Beginning November 1, 1997, pricing reverted to the original pricing schedule.

        The Unit's gross profit was 17.0% for the entire year, however that margin declined markedly in the fourth fiscal quarter. This decline continued into the first quarter of fiscal 1998 and is due largely to higher release schedules from its principal customer, causing additional overtime and outside processing costs, inadequate machinery repair and maintenance, insufficient tool engineering support management, and resources diverted to the start-up of two major lines of parts manufacturing. Remedial programs are currently in progress to fix the machinery and tooling that is in disrepair or not fully functional. Management believes that it could take up to six months to complete the necessary repairs and related remedial actions. In addition, management may request a product pricing adjustment from its primary customer although there are no assurances that one would be given.

     Operating expense, 10.1% of sales, increased during the year, as management filled quality assurance and engineering positions it believes are necessary to run a successful operation. Management expects this expense percentage to be fairly consistent in 1998.

     Operating profit was 6.9% of sales for fiscal 1997, however, operating profit trended downward during the last quarter of the fiscal year due to inadequate repair, maintenance and tooling programs as well as resources dedicated to the start up of two new part manufacturing programs. In addition to improving production, management is considering a repricing of certain parts. Management anticipates that Milford's ongoing operating loss situation will be resolved in the quarter ending March 31, 1998 through price adjustments and improvements in operations.

Corporate Expenses

        Unallocated corporate overhead was $1,141,000 in 1997, $712,000 in 1996, and $858,000 in 1995.

        The increase in 1997 expense reflects additional administrative and personnel expense, primarily related to the establishment of new computer systems, higher amortization related to the financing completed mid-1996 and higher professional fee expense.

Interest Expense, Miscellaneous Income and Income Taxes

        Interest expense was $1.3 million in 1997, $848,000 in 1996, and $1.1 million in 1995. The increase in interest expense in 1997 compared to 1996 resulted from higher term debt to finance equipment and higher line of credit borrowings used for working capital. The decline in interest expense in 1996 from 1995 resulted from lower average borrowings and lower average interest rates for the year.

        Other income (expense) was negligible for the periods presented; $(46,000) in 1997, and $15,000 in 1996, and ($8,000) in 1995.

        Income tax expense (benefit) was $227,000 in 1997, $18,000 in 1996, and ($373,000) in 1995. The higher income tax expense reflects the federal statutory rates adjusted for permanent differences between financial carrying amounts and tax carrying amounts. The income tax benefit in 1995 was the result of the utilization of net operating loss carryforwards against taxable income and the reversal of portions of the valuation allowance in anticipation of future use of net operating loss carryforwards.

                             FINANCIAL CONDITION

        The Company's working capital position improved to $5.7 million at September 30, 1997, from $4.9 million at September 30, 1996 and from $1.1 million at September 30, 1995. The increase in working capital in 1997 compared to 1996 was attributable to the addition of the Milford operation. The increase in working capital in 1996 from 1995 primarily resulted from (1) a refinancing of long-term debt, as excess proceeds of approximately $2.4 million from new long-term debt were used to reduce short-term borrowings and
(2) the exercise of stock purchase warrants that provided $2 million in additional equity, proceeds of which were also used to reduce short-term borrowings. Scheduled debt payments due in fiscal 1998 total approximately $2.5 million and management believes that internally generated cash from operations, amounts available on bank lines of credit and proceeds from possible dispositions of underperforming assets will provide sufficient cash flow to cover the scheduled debt payments as well as fund continuing working capital requirements.

        Cash flows for 1997, 1996 and 1995 are summarized as follows:

                                                   1997             1996            1995
                                                ---------        ---------        ----------
Cash flows from operating activities           $ 1,423,000       $1,838,000       $1,772,000
Cash flows used in investing activities        (10,214,000)      (4,918,000)        (494,000)
Cash flows from (used in) financing activities   5,255,000        7,475,000       (1,274,000)


CASH FLOWS FROM OPERATING ACTIVITIES

        Cash flows provided by operating activities before changes in working capital items and discontinued operations were $3.5 million in 1997, $2.0 million in 1996, and $2.7 million in 1995. Working capital items used $2.1 million in 1997, as accounts receivable were established at Milford, partially offset by the establishment of normal accounts payables at Milford. In 1996, working capital items used $131,000, as inventories rose $1.2 million, partially offset by lower accounts receivable and higher accrued liabilities. In 1995, working capital items used $925,000, primarily the result of higher accounts receivable and prepaid items and lower accounts payable.

CASH FLOWS USED IN INVESTING ACTIVITIES

        In 1997, capital expenditures totaled $8.0 million. These expenditures primarily relate to equipment acquired to machine starter motor shafts for an automotive parts supplier, which represents a new line of manufacturing for the Company. The new line, which consists of machining, heat treating, grinding and drilling, is located at the Milford operation. Also in 1997, the Milford acquisition transaction (November 1, 1996) used $2.3 million in cash and received $1 million in lieu of product price increases. In 1996, capital expenditures totaled $5.5 million primarily for the manufacture of additional transmission component parts for sale to an automotive customer. In 1995, capital expenditures were $1.4 million, principally for a refurbished hydraulic press dedicated for airbag housing production and Form Flow's expansion of its die repair business, which included the acquisition of a new facility and additional grinding equipment. The Company received $42,000 in 1997, $301,000 in 1996, and $863,000 in 1995 from the disposals of machinery and equipment. Disposals in 1997 were negligible, while in 1996 and 1995 the reductions principally reflect the downsizing of the Triple unit.

CASH FLOWS FROM FINANCING ACTIVITIES

        Cash flows provided by (used in) financing activities were $5.3 million in 1997, $7.5 million in 1996, and ($1.3 million) in 1995. In 1997, proceeds from the Company's bank revolving line of credit provided $4.8 million in cash to provide working capital requirements and short-term financing related to various capital projects. Also in 1997, $2.6 million in term debt financing was principally utilized to finance existing machinery at Milford, computers in all business segments and machinery at Uniflow. In 1996, the Company completed a major debt refinancing of its existing assets and secured $7 million in industrial development bond financing to fund new equipment purchases associated with new sales orders. The 1996 refinancing included a $5 million note with a bank finance company due in six years; a real estate mortgage of $2.9 million due in 15 years; and a $6 million collateralized bank line of credit, of which $4 million is a committed revolver that expires in 1999. Also in 1996, the Company received $1.9 million and reduced accrued interest by $132,000 through the exercise of two stock warrants, which resulted in the issuance of 1 million shares of common stock. In 1997, scheduled principal debt payments totaled $2.1 million, compared to scheduled payments of $1.3 million in 1996 and $1.6 million in 1995. Also, in 1995 the Company extinguished a $1 million note payable in connection with the exercise of a stock warrant.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See Item 14(a)(1) for a list of the financial statements included in this Form 10-K.

Refer to page 43 of this Form 10-K for the supplementary quarterly financial data required by this Item.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                   PART III


     The information called for by the items within this part is included in the Company's 1998 Proxy Statement, and is incorporated hereby by reference, as follows:

                      Caption(s) in 1998 Proxy Statement

Item 10.     Directors and Executive
             Officers of Registrant...."Election of Directors";
                                       "Executive Officers";
                                       "Compliance with Section 16(a) of
                                        The Securities Exchange Act"

Item 11.     Executive Compensation...."Executive Compensation"

Item 12.     Security Ownership of
             Certain Beneficial Owners
             and Management............"Principal Stockholders"; "Security
                                        Ownership of Management"

Item 13.     Certain Relationships and
             Related Transactions......"Election of Directors -- Certain
                                        Information Regarding the
                                        Nominees"; "Certain Relationships and
                                        Related Transactions"
                                        "Executive Compensation --
                                        Compensation Committee Interlocks
                                        and Insider Participation."


                                   PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM
             8-K.

(a)          The following documents are filed as part of this report:

         1.  Financial Statements and Financial Statement Schedule.
                                                                          Page
                                                                          ----

             Independent Auditors' Report...............................    25
             Consolidated Balance Sheets as of September 30, 1997
                and 1996................................................    26
             Consolidated Statements of Operations for the Years Ended
                September 30, 1997, 1996 and 1995.......................    27

             Consolidated Statements of Stockholders' Equity for the
                Years Ended September 30, 1997, 1996 and 1995...........    28
             Consolidated Statements of Cash Flows for the Years Ended
                September 30, 1997, 1996 and 1995.......................    29
             Notes to Consolidated Financial Statements.................    30
             Schedule II - Valuation and Qualifying Accounts............    42


Schedules other than those listed above are omitted because of the absence of the conditions under which they are required or because the information called for is included in the consolidated financial statements or the notes thereto.

(b)     Reports filed on Form 8-K.

The Company filed a report on Form 8-K dated December 17, 1997 to report the change in its corporate address to 46035 Grand River Avenue, Novi, Michigan 48374.

(c) Exhibits. See the Exhibit Index on the following page.

                                EXHIBIT INDEX


Exhibit          Description                                            Page*
-------          -----------                                            -----

2.1     Asset Purchase Agreement between VarityKelsey-Hayes
        Corporation and Milford Acquisition Corporation.               2.1*(1)

3.1     Certificate of Incorporation of the Company filed with
        the Secretary of State of Delaware on August 25, 1987.         3.1*(2)

3.2     Amendment to Articles of Incorporation filed on
        August 31, 1990.                                               3.2*(3)

3.3     Certificate of Merger between the Company and Secom
        General Corporation, a Utah corporation filed with the
        Secretary of State of Delaware in December 1987.               3.2*(2)

3.4     Certificate of Designation of Rights of the Class A
        Preferred Stock filed with the Secretary of State of
        Delaware in December 1987.                                     3.3*(2)

3.5     Amendment to Articles of Incorporation filed on
        December 17, 1991.                                             3.5*(6)

3.6     Bylaws of the Company.                                         3.4*(2)

4.1     List of instruments defining the right of security holders.    4.1*(9)

4.3     Nonqualified Stock Option Agreement dated November 23,
        1993 between Secom General Corporation as grantor
        and Manubusiness Opportunities, Inc. as grantee.               4.2*(9)

10.1    Machined Valve Products Supply Agreement.                    10.1*(10)

10.2    Amended and Restated Revolving Credit and Loan Agreement
        between Secom General Corporation, Uniflow Corporation,
        Miconol, Inc., L&H Die, Inc. and Form Flow, Inc.             10.2*(10)

10.3    Master Equipment Lease Agreement between Secom General
        Corporation and KeyCorp Leasing Ltd.                         10.3*(10)

10.4    Mortgage, Security Agreement, Assignment of Leases and
        Rents and Fixture Filing between Secom General Corporation
        and Metlife Capital Financial Corporation.                   10.4*(10)

---------
* See the footnotes on page 22 to locate these Exhibits.

10.5    Loan Agreement among GE Capital Public Finance, Inc.
        as Lender, and Michigan Strategic Fund, as Issuer and
        Secom General Corporation as Borrower dated June 1, 1996.    10.5*(10)

10.6    Loan Agreement among GE Capital Public Finance, Inc.
        as Lender, and Michigan Strategic Fund, as Issuer,
        and Secom General Corporation, as Borrower dated
        as of Sept. 1, 1996.                                         10.6*(10)

10.7    1991 Nonqualified Stock Option Plan.                         10.27*(5)

10.8    Form of Stock Option Agreement for Options granted
        under the 1991 Non-qualified Stock Option Plan.              10.28*(5)

10.9    Subordination Agreement dated December 15, 1993 between
        Larry McKnight as junior lender and NBD Bank, N.A. as
        senior lender.                                               10.17*(8)

10.10   Promissory Note and Security Agreement with Old Kent Bank
        dated August 22, 1997, as amended, relating to Milford
        Manufacturing Machinery and Equipment                        E-1

22.     Subsidiaries of the Registrant                               22*(10)

23.     Consent of Deloitte & Touche LLP                             E-7

27.     Financial Data Schedule


---------
* See the footnotes on page 22 to locate these Exhibits.

All exhibits that have page numbers followed by an * are incorporated by reference from the filings set forth below. The numbers set forth as page numbers for those exhibits are the exhibit numbers those documents were given in those other filings. All other exhibits are included in this Form 10-K at the page numbers shown.

* (1) Incorporated by reference from the Company's Current Report on Form 8-K dated November 15, 1996.

* (2) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended September 30, 1987.

* (3) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended September 30, 1990.

* (4) Incorporated by reference from the Company's Current Report on Form 8-K dated September 13, 1991.

* (5) Incorporated by reference from the Company's Registration Statement on Form S-4 (File No. 33-40865) that was declared effective on November 20, 1991.

* (6) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended September 30, 1991.

* (7) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended September 30, 1992.

* (8) Incorporated by reference from the Company's Current Report on Form 8-K dated December 15, 1993.

* (9) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended September 30, 1993.

*(10) Incorporated by reference from the Company's Annual Report on Form
      10-K for the year ended September 30, 1996.

                                  SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            SECOM GENERAL CORPORATION

                                            By:/s/ Robert A. Clemente
                                              ----------------------
Dated:  December 23, 1997                     Robert A. Clemente
                                              Chairman, President and CEO


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                Title                         Date
    ---------                -----                         ----

Principal Executive
Officer:

/s/ Robert A. Clemente       Chairman, President CEO      December 23, 1997
---------------------        and Director
Robert A. Clemente

Principal Financial and
Accounting Officer:

/s/ David J. Marczak         Chief Financial Officer,     December 23, 1997
-------------------          Secretary, Treasurer and
David J. Marczak             Director

/s/ Orville K. Thompson      Director                     December 23, 1997
-----------------------
Orville K. Thompson

/s/ Richard Thompson         Director                     December 23, 1997
--------------------
Richard Thompson

/s/ Gregory Adamczyk         Director                     December 23, 1997
-------------------
Gregory Adamczyk

/s/ Rocco Pollifrone         Director                     December 23, 1997
--------------------
Rocco Pollifrone

-----------------------------------------------------------------------------

        Secom General Corporation
        and Subsidiaries
        Consolidated Balance Sheets
        as of September 30, 1997 and 1996, and the Related Consolidated Statements of Operations,
        Stockholders' Equity, and Cash Flows for
        Each of the Three Years in the Period Ended
        September 30, 1997,
        and Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT


Stockholders and Board of Directors
Secom General Corporation
Novi, Michigan

We have audited the accompanying consolidated balance sheets of Secom General Corporation and subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1997. Our audits also included the financial statement schedule listed in the Index at
Item 14(a)(1) of Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Secom General Corporation and subsidiaries at September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Deloitte & Touche LLP
/s/ Deloitte & Touche LLP


December 5, 1997

SECOM GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1997 AND 1996
----------------------------

ASSETS                                                                  1997            1996
------                                                                  ----            ----

CURRENT ASSETS:
  Cash .........................................................   $    346,800    $    319,600
  Receivables:
    Trade (net of allowances of $52,800 and $21,000) ...........      6,772,100       4,130,700
    Other ......................................................        222,200          33,200
  Inventories (Note 4) .........................................      6,136,900       5,170,500
  Prepaids and other ...........................................        465,900         547,400
  Deferred tax assets (Note 11) ................................        651,000         569,800
                                                                   ------------    ------------
           Total current assets ................................     14,594,900      10,771,200


CASH RESTRICTED FOR EQUIPMENT (Note 13)                                 526,500       4,089,000


PROPERTY, PLANT AND EQUIPMENT, NET (Note 5)                          28,002,300      17,758,600

INTANGIBLE ASSETS (Note 1) .....................................      1,857,800       1,994,100

OTHER ASSETS ...................................................      1,226,800         341,600
                                                                   ------------    ------------
TOTAL ASSETS ...................................................   $ 46,208,300    $ 34,954,500
                                                                   ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term obligations (Note 6) .........   $  3,435,500    $  2,121,400
  Trade accounts payable .......................................      3,678,700       2,856,800
  Accrued liabilities:
    Accrued wages and benefits .................................      1,338,200         494,400
    Accrued other ..............................................        453,500         390,400
                                                                   ------------    ------------
           Total current liabilities ...........................      8,905,900       5,863,000

LONG-TERM DEBT OBLIGATIONS (Note 6) ............................     17,710,600      13,724,300

POST RETIREMENT HEALTH CARE BENEFITS (Note 10) .................      3,396,100

OTHER LIABILITIES (Note 9) .....................................        485,100

DEFERRED TAX LIABILITIES (Note 11) .............................      1,411,000       1,331,300
                                                                   ------------    ------------
           Total liabilities ...................................     31,908,700      20,918,600

STOCKHOLDERS' EQUITY (Notes 8 and 9):
  Common stock, $.10 par value, 10,000,000 shares authorized;
    outstanding:  1997, 5,340,400 shares; 1996, 5,342,200 shares        534,000         534,200
  Additional paid-in capital ...................................     18,412,400      18,457,100
  Accumulated deficit ..........................................     (4,646,800)     (4,955,400)
                                                                   ------------    ------------
           Total stockholders' equity ..........................     14,299,600      14,035,900
                                                                   ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....................   $ 46,208,300    $ 34,954,500
                                                                   ============    ============

See notes to consolidated financial statements.

SECOM GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
---------------------------------------------

                                             1997           1996          1995
                                             ----           ----          ----

NET SALES ............................   $47,755,300    $30,877,100    $36,276,200

COST OF SALES ........................    39,713,600     25,064,900     29,016,100
                                         -----------    -----------    -----------

GROSS PROFIT .........................     8,041,700      5,812,200      7,260,100

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES ...........................     6,196,900      4,920,700      5,282,300
                                         -----------    -----------    -----------

INCOME FROM OPERATIONS ...............     1,844,800        891,500      1,977,800

OTHER INCOME (EXPENSE):
  Interest ...........................    (1,262,900)      (847,600)    (1,137,800)
  Other, net .........................       (46,400)        14,600         (8,400)
                                         -----------    -----------    -----------

INCOME BEFORE INCOME TAXES ...........       535,500         58,500        831,600

INCOME TAX BENEFIT (EXPENSE)
  (Note 11)...........................      (226,900)       (17,900)       372,700
                                         -----------    -----------    -----------

NET INCOME ...........................   $   308,600    $    40,600    $ 1,204,300
                                         ===========    ===========    ===========

NET INCOME PER COMMON SHARE ..........   $      0.06    $      0.01    $      0.28
                                         ===========    ===========    ===========

WEIGHTED AVERAGE SHARES  OUTSTANDING
  (Note 1) ...........................     5,461,300      4,874,600      4,284,200
                                         ===========    ===========    ===========

See notes to consolidated financial statements.

SECOM GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
-----------------------------------------------

                                         Common Stock          Additional
                                      --------------------       Paid-in       Accumulated
                                       Shares      Amount        Capital         Deficit          Total
                                       ------      ------       ---------      -----------        -----
BALANCE, OCTOBER 1, 1995............  3,700,500  $ 370,100    $ 15,666,900     $ (6,200,300)  $ 9,836,700

  Exercise of stock warrant.........    500,000     50,000         950,000                      1,000,000

  Issuances to 401(k) plan
    (employer match and
    employee elections).............     42,300      4,200          79,900                         84,100

  Issuances for compensation........     41,800      4,100          79,500                         83,600

  Stock repurchases, net............     (8,400)      (800)        (31,000)                       (31,800)

  Note issued for settlement of
    stock guarantee.................                              (266,400)                      (266,400)

  Net income........................                                              1,204,300     1,204,300
                                      ---------  ---------    ------------     ------------   -----------

BALANCE, SEPTEMBER 30, 1995.........  4,276,200    427,600      16,478,900       (4,996,000)   11,910,500

  Exercise of stock warrants........  1,000,000    100,000       1,900,000                      2,000,000

  Issuances to 401(k) plan
    (employer match and
    employee elections).............     35,700      3,600          77,600                         81,200

  Stock issued for note receivable       25,000      2,500          35,000                         37,500

  Stock repurchases, net                (14,300)    (1,400)        (32,500)                       (33,900)

  Stock issued for settlement of
    stock guarantees................     19,600      1,900          (1,900)

  Net income........................                                                 40,600        40,600
                                      ---------  ---------    ------------     ------------   -----------

BALANCE, SEPTEMBER 30, 1996.........  5,342,200    534,200      18,457,100       (4,955,400)   14,035,900

  Stock repurchases.................    (20,000)    (2,000)        (48,000)                       (50,000)

  Exercise of stock options.........      2,600        300           4,800                          5,100

  Stock issued for settlement of
    stock guarantees................     15,600      1,500          (1,500)

  Net income........................                                                308,600       308,600
                                      ---------  ---------    ------------     ------------   -----------
BALANCE, SEPTEMBER 30, 1997.........  5,340,400  $ 534,000    $ 18,412,400     $ (4,646,800)  $14,299,600
                                      =========  =========    ============     ============   ===========

See notes to consolidated financial statements.

SECOM GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
---------------------------------------------

                                                                  1997          1996           1995
                                                                  ----          ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .............................................   $    308,600    $    40,600    $ 1,204,300
  Adjustments to reconcile income from operations
    to net cash provided by operations:
    Depreciation and amortization ........................      2,915,900      1,983,900      1,858,600
    Provision for (benefit from) deferred taxes ..........         74,900       (214,700)       244,400
    Change in valuation allowance ........................        (76,400)                     (766,300)
    Increase (decrease) in allowance for doubtful accounts         31,800        (72,500)        17,000
    (Gain) loss on sales of assets .......................         (3,000)       115,800       (319,500)
    Provision for defined benefit obligations ............        224,900
    Stock issuances to 401(k) plan .......................                        32,000         64,700
    Write-off of intangibles .............................                        84,200        309,700
    Stock issuances for compensation .....................                                       83,600
    Changes in assets and liabilities that
      provided (used) cash, net of effects of
      acquisitions and discontinued operations:
      Trade and other receivables ........................     (2,862,200)       512,500       (298,400)
      Inventories ........................................       (526,400)    (1,234,800)       134,300
      Prepaids and other .................................        163,400        (36,000)      (193,700)
      Other assets .......................................       (556,900)      (192,000)        78,300
      Trade accounts payable .............................        821,900        842,000       (491,400)
      Accrued liabilities ................................        906,900       (181,800)      (111,300)
    Net cash provided by (used in) discontinued operations                       158,600        (42,300)
                                                             ------------    -----------    -----------
           Net cash provided by operating activities .....      1,423,400      1,837,800      1,772,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from disposal of property, plant and equipment          42,400        301,000        863,000
  Collections on notes receivable ........................         22,100        259,800          2,300
  Capital expenditures ...................................     (7,984,100)    (5,479,100)    (1,359,200)
  Acquisition of Milford Manufacturing ...................     (2,294,500)
                                                             ------------    -----------    -----------
          Net cash used in investing activities ..........    (10,214,100)    (4,918,300)      (493,900)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in bank line of credit ......................      4,766,300     (3,603,600)       210,600
  Proceeds from long-term obligations ....................      2,634,600      8,205,500        273,100
  Proceeds from refinancing of long-term obligations .....                     7,887,500
  Proceeds from issuances of stock .......................          5,100      1,918,800
  Payments on long-term obligations due to refinancing ...                    (5,535,800)
  Retirements of common stock ............................        (50,000)       (33,900)       (12,500)
  Payments on long-term obligations ......................     (2,100,600)    (1,314,600)    (1,634,000)
  Payments on capital lease obligations ..................                       (48,500)      (110,900)
                                                             ------------    -----------    -----------
           Net cash provided by (used in) financing
             activities ..................................      5,255,400      7,475,400     (1,273,700)
                                                             ------------    -----------    -----------

NET INCREASE (DECREASE) IN CASH AND RESTRICTED CASH ......     (3,535,300)     4,394,900          4,400

CASH AND RESTRICTED CASH, BEGINNING OF PERIOD ............      4,408,600         13,700          9,300
                                                             ------------    -----------    -----------

CASH AND RESTRICTED CASH, END OF PERIOD ..................   $    873,300    $ 4,408,600    $    13,700
                                                             ============    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for interest .................   $  1,248,900    $   902,900    $ 1,104,800
                                                             ============    ===========    ===========

  Cash paid during the year for income taxes .............   $    205,000    $   153,600    $   120,000
                                                             ============    ===========    ===========

See notes to consolidated financial statements.

SECOM GENERAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
------------------------------------------------------------------------------


1.   SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     Business - Secom General Corporation (the "Company") is a publicly-traded holding company with five wholly-owned subsidiaries supplying the automotive, truck and construction markets. The Company operates in the following three business segments:

          Tooling:
            Form Flow, Inc. ("Form Flow")
            L&H Die, Inc. ("L&H Die")
            Micanol, Inc. ("Micanol")

          Metal Parts Forming - Uniflow Corporation ("Uniflow")

          Production Machining - Milford Manufacturing Corporation ("Milford" - acquired November 1, 1996)

     Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

     Inventories are stated at the lower of cost or market, as determined under the first-in, first-out method.

     Property, Plant and Equipment are recorded at cost. The Company capitalizes, as additions, expenditures which extend the useful life or increase the value of related assets. Maintenance and repairs are charged to operating expense as incurred. Expenditures for repairs and maintenance for the three years ended September 30, 1997 were $766,300, $433,700 and $408,400, respectively. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from two to 30 years.

     Intangible Assets consisting of goodwill (cost in excess of net assets acquired) is currently amortized on a straight-line basis over primarily 20 years. Previously, such was being amortized over 40 years. The impact of this change was not significant. Accumulated amortization was $799,000 and $662,700 as of September 30, 1997 and 1996, respectively.

     Income Taxes - Deferred income tax assets and liabilities are computed annually for differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     Earnings per Share of common stock, has been computed in accordance with Accounting Principles Board (APB) Opinion No. 15, "Earnings Per Share," by dividing net income by the weighted average number of common and common equivalent shares outstanding. Common equivalent shares consist primarily of the warrants and options to purchase common stock outstanding during the periods presented. The Company has not yet adopted the provisions of Statement of Financial Accounting Standards
     (SFAS) No. 128, "Earnings Per Share," however, the impact of such adoption is not expected to have a significant effect on the financial statements.

     Revenue Recognition - Revenues are recognized upon shipment of customer products.

     Significant Customer - The Company has one customer which comprised approximately 25% of total revenues in 1997 and one customer which comprised approximately 11% of total revenues in 1996. There were no significant customers in 1995.

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

     New Accounting Standards - Effective October 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." In accordance with this standard, the Company periodically evaluates the carrying value of long-lived assets and certain identifiable intangibles to be held and used, when events and circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. The adoption of this new accounting standard did not have a material effect on the Company's financial position or results of operations.

     The Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation" which was effective for the Company beginning October 1, 1996. Under SFAS No. 123, compensation cost is measured at the grant date based on the fair value of the equity instrument awarded and is recognized over the service period, which is usually the vesting period. In accordance with this statement, the Company has elected to continue the application of APB Opinion No. 25 which recognizes compensation cost based on the intrinsic value of the equity instrument award. Under the instrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock.

     Noncash Transactions - The Company entered into the following noncash investing and financing transactions for the following years ended September 30 (in thousands):

                                               1996       1995
                                               ----       ----
Cancellation of accrued interest/note
  payable in exchange for
  exercise of stock warrant .................   $132   $1,000
Common stock issued for services
  or for reduction of other obligations .....     32      148
Stock issued for note receivable ............     37
Notes receivable issued for sale of
  Triple Tool equipment .....................             249
Note payable issued for settlement of
   stock guarantee ..........................             266




     Noncash transactions related to 1997 were not considered significant.

     Reclassifications - Certain amounts in the 1996 financial statements have been reclassified to conform with the presentation for 1997.

2.   ACQUISITION - MILFORD MANUFACTURING CORPORATION

     Effective November 1, 1996, the Company acquired the operations, assets and certain liabilities of Varity Kelsey-Hayes Corporation's ("VKH") Milford, Michigan brake fluid valve parts machining operation (renamed Milford Manufacturing Corporation). The acquisition was accounted for as a purchase. The operations of Milford Manufacturing Corporation ("Milford") are included in the income statement of the Company beginning November 1, 1996. Net cash paid to seller, assets acquired and liabilities assumed recorded in connection with the transaction are as follows (in thousands):

     Liabilities assumed                                $3,656
     Net cash paid to seller                             2,295
                                                        ------
     Fair value of assets acquired                      $5,951
                                                        ======

     Concurrent with the acquisition, in an unrelated agreement, the Company also entered into a five-year agreement to supply VKH with various machined brake parts. VKH paid $1 million to the Company at closing, in lieu of a 10% product price increase for the first year of operation, which was recorded as deferred revenue and is being amortized over one year on an estimated units of production method. Approximately $80,000 remains unamortized at September 30, 1997.

     The following pro forma financial information (unaudited) is presented for the year ended September 30, 1996 as if the purchase of Milford had occurred on October 1, 1995 (in thousands, except per share amount):


     Net sales                                        $ 42,800
                                                      ========
     Net loss                                         $    (83)
                                                      ========
     Net loss per common share                        $  (0.02)
                                                      ========

     The pro forma financial information presented does not purport to be indicative of the results that actually would have been obtained if the acquisition had occurred during the period presented.

3.   DOWNSIZED OPERATIONS

     During the third quarter of fiscal 1995, the Company completed its downsizing of Triple Technology (formerly "Triple Tool") by the sale of $725,800 (net book value) of equipment and the leasing of $342,000 (net book value) of equipment. The Company recorded a net gain of $2,500 on this transaction after writing down goodwill in the amount of $310,000 in connection with the downsizing. In June 1995, Triple Technology's remaining operations, primarily electro-diode machining (EDM), contracts and the related equipment (net book value $341,000) were transferred to Form Flow. For the year ended September 30, 1995, sales from Triple Technology were $1,559,000 and operating losses were $399,000.

4.   INVENTORIES

     Inventories at September 30 consist of (in thousands):

                                  1997      1996
                                  ----      ----
Raw materials ................   $1,102   $  949
Work-in-process ..............    2,772    2,394
Finished goods ...............    2,263    1,828
                                 ------   ------
Total ........................   $6,137   $5,171
                                 ======   ======


5.   PROPERTY, PLANT AND EQUIPMENT, NET

     Property, plant and equipment at September 30 consist of (in thousands):

                                         1997        1996          Life
                                         ----        ----          ----
Machinery and equipment............   $ 26,678    $ 18,192      2 to 20 years
Building and improvements..........      6,581       5,154      3 to 30 years
Land and improvements..............        897         572         N/A
Furniture and fixtures.............      1,735         685      3 to 7 years
Vehicles..........................         149         168           3 years
Construction-in-progress
  and deposits ....................      1,334         538         N/A
                                      --------    --------
           Total                        37,374      25,309
Less accumulated depreciation......     (9,372)     (7,550)
                                      --------    --------
Total..............................   $ 28,002    $ 17,759
                                      ========    ========


6.   LONG-TERM OBLIGATIONS
     Long-term obligations at September 30 consist of (in thousands):

                                                    1997        1996
                                                    ----        ----
Bank line of credit (a) ......................   $  4,939    $    172
Real estate mortgage notes (b) ...............      3,446       3,609
Michigan Strategic Fund Limited Obligation
  Revenue Bonds (c) ..........................      5,891       6,896
Equipment term notes (d) .....................      6,077       4,778
Other notes payable (e) ......................        794         390
                                                 --------    --------
           Total .............................     21,147      15,845
Less current obligations .....................     (3,436)     (2,121)
                                                 --------    --------
Long-term obligations ........................   $ 17,711    $ 13,724
                                                 ========    ========











     (a) In July 1996, the Company entered into an amended and restated revolving credit and loan agreement with a bank, which is for a three year period and permits borrowings of up to $4 million under a revolving credit note and up to $2 million under a line of credit note. At September 30, 1997, $4,000,000 was outstanding under the revolving credit note and $939,000 was outstanding under the line of credit note. The interest is at prime or the 30 day LIBOR rate plus 215 basis points. This agreement replaced an existing agreement in which interest was at prime plus 1/2%. The revolving credit and loan agreement is collateralized by accounts receivable and inventory while borrowings are limited to stated percentages of accounts receivable and inventory. Under each note, interest is payable monthly and any unpaid principal is due in fiscal 1998 for the line of credit note and fiscal 1999 for the revolving credit note. The agreement prohibits the payment of cash dividends and requires the Company to maintain specific financial covenants including minimum tangible equity, working capital, and cash flow. The Company was in compliance with all financial covenants at September 30, 1997.

     (b) During 1996, the Company refinanced its existing mortgage loans to obtain new mortgage loans requiring monthly installments of principal and interest. Interest on a $2.88 million mortgage note is 8.25% per annum and is collateralized by land and buildings with a net book value of $3,614,100, while interest on a $775,000 mortgage note is at prime and is collateralized by land and building with a net book value of $1,100,000. Interest under the previous agreements was payable at prime plus 2% per annum. These agreements mature in fiscal 2001 and 2011. Additionally, during 1997, the Company entered into a bank agreement which provides for up to $300,000 in advances for facility improvements, to be converted into a five-year term note effective March 1998. Interest will be at a floating rate. At September 30, 1997, no amounts were outstanding under this agreement.

     (c) In June and September 1996, the Michigan Strategic Fund sold $3,000,000 and $4,000,000, respectively, of its Limited Obligation Revenue Bonds and the bondholders then loaned the proceeds to the Company for the purchase of equipment. The bonds require monthly interest and principal payments through September 1, 2002. The bonds bear interest at the rates of 6.15% and 5.99%, respectively, and are collateralized by equipment and cash with a net book value of $6,682,700. The bonds outstanding at September 30, 1995, were repaid in their entirety during fiscal 1996. Interest was at approximately 2% below the prime rate.

     (d) During 1996, the Company entered into an equipment term note with a financial institution with interest payable at the 30 day LIBOR plus 215 basis points (approximately 7.87% at September 30, 1997) or prime. During 1997, the Company entered into two equipment term note agreements which require monthly installments of principal and interest over a five-year period through February 2003. The first note provides for advances up to $1,500,000 through December 31, 1997 at which time it will be converted into a term note. At September 30, 1997, $507,200 was outstanding and interest is currently payable at prime. The second note was for $1,500,000 with interest payable at 8.5% per annum. This note was refinanced in November 1997 to increase the principal to $1,800,000. All of these equipment term notes are collateralized by the related equipment which amounted to a net book value of $13,478,600 at September 30, 1997.

     (e) Interest rates on other notes payable range from 4.9% to 12%. At September 30, 1997, the balance includes $639,700 in trade installment notes collateralized by certain property. Maturity dates range from 1998 to 2000.

     The prime rate at September 30, 1997 and 1996 was 8.5% and 8.25%, respectively.

     Principal payments on long-term obligations for the next five years are as follows (in thousands):

     1998                                            $ 3,436
     1999                                              6,660
     2000                                              2,847
     2001                                              3,201
     2002                                              2,900
     Thereafter                                        2,103
                                                    --------
     Total                                          $ 21,147
                                                    ========

7.   RELATED PARTY TRANSACTIONS

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

     In November 1994, MOI exercised its first warrant to acquire 500,000 shares of common stock in exchange for the cancellation of the $1,000,000 note. In November 1995, MOI exercised its second warrant to acquire 500,000 shares of common stock in exchange for a payment of $1,000,000. In August 1996, MOI exercised its third and final warrant of 500,000 shares. In conjunction with this exercise, the Company reduced the exercise price on the final warrants from $3 per share to $2 per share, which approximated market value at the new measurement date. Upon exercise, the Company received approximately $868,000 in cash and canceled accrued interest due to MOI of approximately $132,000. As of September 30, 1997, 200,000 MOI options were outstanding and exercisable.

8.   STOCK OPTIONS

     In 1991, the Board of Directors (the "Board") adopted a nonqualified stock option plan (the "1991 Plan"). The 1991 authorizes the Board to grant options to purchase a maximum of 400,000 shares of common stock to employees, at not less than the fair market value at the date of grant. The options vest at various dates as described in the related option agreement and expire 10 years from the date of grant.

     The Company accounts for stock option grants and awards under its stock-based compensation plan in accordance with APB Opinion No. 25. Accordingly, no compensation cost has been recognized for stock option grants since the options have exercise prices of not less than the market value of the Company's common stock at the date of grant.

     There were no stock options granted during 1997 and 1995. For stock options granted during 1996, if compensation cost had been determined based on the fair value at the date of grant consistent with the method prescribed by SFAS No. 123, the Company's fiscal 1996 net earnings and earnings per share would have been adjusted to the pro forma amounts indicated below:


                                                     Net Income
                                         Net         (Loss) Per
                                        Income         Common
                                        (Loss)          Share
                                        ------       -----------
As reported at September 30, 1996     $  40,600       $ 0.01
Compensation costs for stock option
  grants, net of tax ..............    (300,300)
                                      ---------        -----
Pro forma at September 30, 1996 ...   $(259,700)      $(0.05)
                                      =========        =====

     Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996: expected volatility of 38%, risk-free interest rate of 5.5% and expected lives of five years.

     A summary of the status of stock option grants under the Company's stock-based compensation plans as of September 30, 1997, 1996 and 1995, and changes during the years ending on those dates is presented below:


                                          1997                  1996                 1995
                                  --------------------   -------------------  -------------------
                                              Weighted              Weighted             Weighted
                                              Average               Average              Average
                                              Exercise              Exercise             Exercise
                                    Options    Price     Options     Price     Options    Price
                                    -------   --------   -------   --------    -------   --------
Outstanding at the beginning
  of the year.....................  376,000   $   2.15   162,500     $ 2.68    178,750   $   2.68
Granted ..........................                       272,000       1.94
Exercised.........................   (2,600)      1.94
Terminated........................  (60,400)      1.94   (58,500)      2.65    (16,250)      2.63
                                    -------     ------   -------     ------    -------     ------
Outstanding at the end of the
  year............................  313,000     $ 2.19   376,000     $ 2.15    162,500     $ 2.68
                                    =======     ======   =======     ======    =======     ======
Options exercisable at end of the
  year............................  112,200     $ 2.44    80,800     $ 2.49     56,500     $ 2.78
                                    =======     ======   =======     ======    =======     ======
Weighted average fair value of
  options granted during the
  year............................                                   $ 1.10
                                                                     ======


     The following table summarizes information about stock options outstanding at September 30, 1997:


                                                       Remaining
               Exercise       Options      Options        Life
                Price       Outstanding  Exercisable     (Years)
               --------     -----------  -----------   ---------
                $1.94         209,000        41,800       3.5
                 2.63          84,000        50,400       1.3
                 3.00          20,000        16,000       0.5
                              -------       -------
                              313,000       108,200
                              =======       =======


     During the year ended September 30, 1996, 175,000 options exercisable at $1.94 were issued to an officer of the Company outside of the 1991 Plan. At September 30, 1997, 35,000 of these options were exercisable and the remaining options vest ratably over a five year period. These options expire 10 years from the date of grant.

 9.  PENSION AND OTHER EMPLOYEE BENEFIT PLANS

     The Company's Milford hourly employees have a defined benefit pension plan, pursuant to a collective bargaining agreement. Benefits are based on years of service and other factors. In conjunction with the Milford acquisition, the Seller contributed the underfunded amount over $350,000 as of the acquisition date. Subsequent to November 1, 1996 the Company assumed all future funding obligations related to the plan. Effective May 1997, the Company and the Milford employees' union agreed to transfer the plan assets to a union sponsored retirement plan and on an ongoing basis the Company would contribute 40 cents per straight-time hour worked. The transfer is expected to be completed in fiscal 1998 and the amount to be transferred will be based on a valuation at a date to be mutually agreed upon. After this transfer, the Company will have no further obligation related to the Milford pension plan other than for unpaid annual contributions.

     The following table sets forth the Plan's funded status and amounts recognized in the Company's balance sheet as of September 30, 1997:

Actuarial present value of benefit obligations:
     Vested                                            $(2,820,800)
     Nonvested                                            (381,000)
                                                       -----------
Accumulated benefit obligation                         $(3,201,800)
                                                       ===========
Projected benefit obligation for service rendered
   to date                                             $(3,201,800)
Plan assets at fair value                                3,195,900
                                                       -----------
Plan assets less than projected benefit obligation          (5,900)
Unrecognized net gain                                     (418,700)
                                                       -----------
Pension liability included in the consolidated
   balance sheet                                       $  (424,600)
                                                       ===========

     Net periodic pension expense included the following components:

     Service cost benefits during the year                  $  23,200
     Interest cost on projected benefit obligation            203,200
     Actual return on plan assets                            (701,200)
     Net amortization and deferral                            507,100
                                                            ---------
     Net periodic pension expense                           $  32,300
                                                            =========

     The projected benefit obligation was determined using a discount rate of 7.25% at September 30, 1997. The annual long-term rate of return on assets was assumed to be 8.75% for 1997. Compensation increases for applicable employees were estimated using 4.5% for 1997 and thereafter.

     The Company maintains a defined contribution 401(k) plan to which it contributes stock on a discretionary basis. The cost of the stock contributed to the plan resulted in a charge to expense of $145,500, $123,000 and $116,000 for the years ended September 30, 1997, 1996 and 1995, respectively. Additionally, the Milford hourly employees are eligible to participate in a 401(k) Plan, pursuant to a collective bargaining agreement, under which the Company contributes 35 cents per hour worked to each employee's account. Contributions during the year ended September 30, 1997 were $65,900.

10.  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     As a result of the Milford acquisition, the Company provides certain postretirement health care and life insurance benefits to eligible Milford employees, pursuant to a collective bargaining agreement. The Company accounts for these benefits in accordance with the provisions of SFAS No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions," which requires the accrual of such benefits during the years the employees provide services. Effective May 1997, in conjunction with its new union contract, the Company negotiated an amendment to the Plan which eliminates spousal coverage and certain other types of benefits to be provided. The effect of this amendment reduced the accumulated postretirement benefit obligation by $2,350,300, which will be amortized as an adjustment to prior service cost over the remaining service period of the employees.

     Net periodic postretirement benefit cost for the year ended September 30, 1997 includes the following components:

     Service cost                                      $ 84,200
     Interest cost                                      136,300
     Amortization of unrecognized prior service cost    (77,700)
                                                       --------
     Net periodic postretirement benefit cost          $142,800
                                                       ========

     The following table sets forth the amount recorded in the consolidated balance sheet at September 30, 1997:

     Accumulated postretirement benefit obligation:
          Active employees fully eligible for benefits           $   48,100
          Other active employees                                  1,067,800
          Current retirees                                               --
                                                                 ----------
               Total                                              1,115,900
     Unrecognized prior service costs                             2,280,200
                                                                 ----------
     Accrued postretirement benefit liability                    $3,396,100
                                                                 ==========

     For measurement purposes, a 7% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1997 decreasing to 5% in 1999 and thereafter. The health care cost trend rate assumption has an effect on the amount reported. Changing the assumed health care cost trends by one percentage point in each year would change the accumulated postretirement benefit obligation as of September 30, 1997 by approximately $220,600 and net periodic postretirement benefit cost by $25,100 for 1997.

     The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.25% in 1997.

11.  INCOME TAXES

     The provision for income taxes consists of the following for the years ended September 30:

                                          1997        1996        1995
                                          ----        ----        ----
     Current expense ................  $(228,400)  $(232,600)   $(149,200)
     Deferred benefit (expense) .....    (74,900)    214,700     (244,400)
     Change in valuation allowance...     76,400                  766,300
                                       ---------   ---------    ---------
     Income tax benefit (expense) ...  $(226,900)  $ (17,900)   $ 372,700
                                       =========   =========    =========

     Temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

                                                         September 30
                                                  -------------------------
                                                      1997          1996
                                                      ----          ----
  Deferred tax assets:
    Alternative minimum tax carryforwards ....   $   325,900    $   272,900
    Net operating loss carryforwards of
       acquired companies -- subject to
       limitations ...........................       438,800        506,100
    Allowances and accruals ..................       278,600        206,600
    Postretirement and pension benefits.......     1,224,000
    Other ....................................                       52,900
                                                 -----------    -----------
             Total deferred tax assets .......     2,267,300      1,038,500
  Less valuation allowance ...................      (392,300)      (468,700)
                                                 -----------    -----------
             Net deferred tax assets .........     1,875,000        569,800
  Current portion ............................       651,000        569,800
                                                 -----------    -----------
  Long-term portion ..........................   $ 1,224,000        None
                                                 ===========    ===========
  Deferred tax liabilities:
    Depreciation .............................   $   650,200    $   462,400
    Book and tax basis differences from
       business combinations .................     1,926,500        830,100
    Other ....................................        58,300         38,800
                                                 -----------    -----------
             Total deferred tax liabilities ..     2,635,000      1,331,300
  Current portion ............................       None           None
                                                 -----------    -----------
  Long-term portion ..........................   $ 2,635,000    $ 1,331,300
                                                 ===========    ===========


During 1997 and 1996, certain tax benefits from net operating losses and temporary differences creating deferred tax assets have been reserved with a valuation allowance due to their uncertainty of realization.

Remaining net operating loss carryforwards as of September 30, 1997 are available for offset against future taxable earnings through the year 2007, subject to annual limitations as set forth in the Internal Revenue Code.

A reconciliation of the Company's statutory income tax provision computed on pre-tax income to the recorded income tax provision for the years ended September 30 are as follows:

                                                       1997         1996           1995
                                                       ----         ----           ----
      Statutory income tax liability ............    $(182,100)   $ (20,200)    $(283,300)
      Change in valuation allowance .............       76,400                    766,300
      Nondeductible goodwill amortization .......      (46,400)     (26,300)     (128,000)
      Other .....................................      (74,800)     (28,600)      (17,700)
                                                     ---------    ---------     ---------
      Income tax (expense) benefit ..............    $(226,900)   $ (17,900)    $ 372,700
                                                     =========    =========     =========

12.  COMMITMENTS AND CONTINGENCIES

     The Company's annual expense and future obligations related to operating leases is not significant. Additionally, the Company is involved in certain legal proceedings arising in the normal course of business. In the opinion of management, based on the advice of counsel, the outcome of such litigation will not have a material adverse effect on the Company's consolidated financial position or results of operations.

13.  CASH RESTRICTED FOR EQUIPMENT

     The cash restricted for equipment was received from the Michigan Strategic Fund bondholders (see Note 6) to purchase equipment for future production requirements. Proceeds not yet utilized at September 30, 1997 totaled $526,500 and were classified as restricted cash. At September 30, 1997, the company has contractual obligations to purchase equipment sufficient to utilize the restricted cash.

14.  SEGMENT INFORMATION

     The following is the business segment information applicable to continuing operations (in thousands):

                                Metal                            Eliminations
                                Parts    Production                  and
                               Forming   Machining   Tooling       Corporate   Consolidated
                               -------   ----------  -------     ------------  ------------
  September 30, 1997:
    Net sales ...............  $18,930    $12,718    $18,474       $(2,367)       $47,755
    Income from operations ..   (1,395)       881      2,587          (228)         1,845
    Identifiable assets .....   13,753      9,182      7,433        15,840         46,208
    Depreciation and
       amortization .........    1,200        612        701           403          2,916
    Capital expenditures ....    1,457      1,336        662         4,529          7,984

  September 30, 1996:
    Net sales ...............  $14,748        N/A    $18,136       $(2,007)       $30,877
    Income from operations ..     (701)       N/A      2,093          (501)           891
    Identifiable assets .....   12,920        N/A      7,211        14,823         34,954
    Depreciation and
       amortization .........    1,098        N/A        671           215          1,984
    Capital expenditures ....    1,803        N/A        163         3,513          5,479

  September 30, 1995:
    Net sales ...............  $17,630        N/A    $20,659       $(2,013)       $36,276
    Income from operations ..      275        N/A      2,457          (754)         1,978
    Identifiable assets .....   14,444        N/A      8,852         3,651         26,947
    Depreciation and
       amortization .........    1,151        N/A        671            37          1,859
    Capital expenditures ....      592        N/A        751            16          1,359



                                   ******

SECOM GENERAL CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
-----------------------------------------------

                                               Column B             Column C       Column D       Column E
                                            -----------------   ---------------   ------------   -----------
                                               Balance at       Charged to Cost   Deductions--   Balance at
Column A                                    Beginning of Year    and Expenses     Write Offs     End of Year
Description

Allowance for doubtful accounts:
  Year ended September 30, 1995 .........      $   78,800          $127,500         $112,800    $   93,500
  Year ended September 30, 1996 .........          93,500            51,400          123,900        21,000
  Year ended September 30, 1997 .........          21,000            62,000           30,200        52,800

Inventory reserve:
  Year ended September 30, 1995 .........          61,000            15,000                         76,000
  Year ended September 30, 1996 .........          76,000           101,500           30,000       147,500
  Year ended September 30, 1997 .........         147,500            96,000           11,000       232,500

Deferred tax asset valuation allowance:
  Year ended September 30, 1995 .........       1,235,000                            766,300       468,700
  Year ended September 30, 1996 .........         468,700                                          468,700
  Year ended September 30, 1997 .........         468,700                             76,400       392,300


                                     -42-

SECOM GENERAL CORPORATION AND SUBSIDIARIES

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
---------------------------------------------

                                                           Quarter Ended
                            -----------------------------------------------------------------------------
                                            1997                                    1996
                            -------------------------------------    ------------------------------------

                            September   June     March   December    September   June    March   December
                               1997     1997     1997      1996         1996     1996    1996      1995
                            ---------   ----     -----   --------    ---------   ----    -----   --------
                                             (In thousands; except per share amounts)
NET SALES...............     $11,995    $12,964 $12,987   $ 9,809     $7,834   $8,254   $7,529   $7,260

GROSS PROFIT............       2,079      2,242   2,216     1,505      1,139    1,806    1,494    1,373

INCOME (LOSS) BEFORE
  INCOME TAXES..........          78        280     379      (201)      (221)      52      163       65

INCOME TAX (EXPENSE)
 BENEFIT .............          (20)       (123)   (152)       68         77      (12)     (61)     (22)
                             ------    --------    -----  -------     ------   ------   ------   ------
NET INCOME (LOSS).......     $   58    $    157 $   227   $  (133)    $ (144)  $   40   $  102   $   43
                             ======    ========   =====   =======     ======   ======   ======   ======
EARNINGS (LOSS) PER
  COMMON SHARE--
Net income (loss).......     $ 0.01    $   0.03 $  0.04   $  0.02     $(0.03)  $ 0.01   $ 0.02   $ 0.01
                             ======    ========   =====     =====     ======   ======   ======   ======
PRICE RANGE OF
  COMMON STOCK:
  High bid..............     $ 2.69    $   2.94 $  3.31   $  3.06     $ 3.12   $ 3.44   $ 3.37   $ 3.37
  Low bid...............       2.19        2.00    2.19      2.50       2.00     1.87     1.75     2.50

WEIGHTED
 AVERAGE SHARES
 OUTSTANDING                   5,424      5,460   5,480     5,494      5,257    4,879    4,820    4,611

SECOM GENERAL CORPORATION AND SUBSIDIARIES

SELECTED FINANCIAL DATA (UNAUDITED)
------------------------------------------

                                                                 Year Ended September 30
                                                   --------------------------------------------------
                                                       1997      1996      1995       1994      1993
                                                          (In thousands; except per share amounts)
INCOME STATEMENT DATA

NET SALES ........................................  $47,755    $30,877   $36,276    $32,571    $29,356

INCOME (LOSS) FROM CONTINUING OPERATIONS,
  BEFORE INCOME TAXES ............................      536         58       831      1,154        (13)

INCOME TAX (EXPENSE) BENEFIT .....................     (227)       (17)      373        (61)
                                                    -------    -------   -------    -------    -------
INCOME (LOSS) FROM CONTINUING OPERATIONS .........      309         41     1,204      1,093        (13)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS,
  NET OF INCOME TAXES ............................                                              (3,640)
                                                    -------    -------   -------    -------    -------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE ..............................      309         41     1,204      1,093     (3,653)

CUMULATIVE EFFECT OF CHANGE IN METHOD OF
  ACCOUNTING FOR INCOME TAXES ....................
                                                    -------    -------   -------    -------    -------
NET INCOME (LOSS) ................................  $   309    $    41   $ 1,204    $ 1,093    $(3,653)
                                                    =======    =======   =======    =======    =======

BALANCE SHEET DATA

TOTAL ASSETS .....................................  $46,208    $34,954   $26,947    $27,826    $31,291

LONG-TERM OBLIGATIONS ............................   17,711     13,724     4,622      7,089      7,123

STOCKHOLDERS' EQUITY .............................   14,300     14,036    11,910      9,837      8,574

COMMON STOCK SHARES OUTSTANDING ..................    5,340      5,342     4.276      3,701      2,901

EARNINGS (LOSS) PER COMMON SHARE:
  Continuing operations ..........................     0.06       0.01      0.28       0.29
  Discontinued operations ........................                                               (1.27)
                                                     -------    -------   -------    -------    -------
NET INCOME (LOSS) PER COMMON SHARE ...............  $  0.06    $  0.01   $  0.28    $  0.29    $ (1.27)
                                                    =======    =======   =======    =======    =======

EQUITY PER COMMON SHARE ..........................     2.68       2.63      2.79       2.66       2.96

CURRENT RATIO ....................................     1.64       1.84      1.13       1.02       0.82

LONG-TERM OBLIGATIONS TO STOCKHOLDERS' EQUITY ....     1.24       0.98      0.39       0.72       0.83