Form 10-Q
period 1997-12-31
SECOM GENERAL CORP
filed 1998-02-13
CIK 790375

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                     For Quarter Ended December 31, 1997
                        Commission file number 0-14299


                          SECOM GENERAL CORPORATION
            (Exact name of registrant as specified in its charter)

              DELAWARE                                   87-0410875
   (State or other jurisdiction                 (I.R.S. Employer I.D. Number)
 of incorporation or organization)

      46035 GRAND RIVER AVENUE                             48374
(Address of principal executive offices)                 (Zip Code)

                 Registrant's telephone number: 248-305-9410

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing
requirement for the past 90 days.    Yes [ X ]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

          Title of Class                   Number of Shares Outstanding
           Common Stock                             5,335,400

                          SECOM GENERAL CORPORATION
                                  FORM 10-Q
                       QUARTER ENDED DECEMBER 31, 1997

                                    INDEX

PART I   FINANCIAL INFORMATION                                           Page
Item 1.  Financial Statements
              Consolidated Balance Sheets..............................    1
              Consolidated Statements of Operations....................    3
              Consolidated Statements of Cash Flows....................    4
              Notes to Interim Consolidated
                  Financial Statements.................................    5
Item 2.  Management's Discussion & Analysis of
              Financial Condition and
                  Results of Operations................................    8

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings.............................................   12
Item 2.  Changes in Securities.........................................   12
Item 3.  Defaults in Securities........................................   12
Item 4.  Submission of  Matters to a Vote
            of Security Holders........................................   12
Item 5.  Other Information.............................................   12
Item 6.  Exhibits and Reports on Form 8-K..............................   12


                                    ASSETS

                                                  DEC 31 1997     SEP 30 1997
                                                  -----------     -----------

CURRENT ASSETS

     Cash                                         $   107,700     $   346,800

     Accounts receivable, net                       6,443,600       6,772,100

     Other receivables                              1,263,000         222,200

     Inventories                                    5,706,600       6,136,900

     Prepaids and other                               393,400         465,900

     Deferred tax asset                               822,600         651,000
                                                  -----------     -----------
          TOTAL CURRENT ASSETS                    $14,736,900     $14,594,900


     Cash restricted for equipment                     14,000         526,500

     Property, plant & equipment, net              27,915,200      28,002,300

     Intangible asset                               1,823,600       1,857,800

     Other assets                                   1,216,700       1,226,800
                                                  -----------     -----------
           TOTAL ASSETS                           $45,706,400     $46,208,300
                                                  ===========     ===========

See notes to consolidated financial statements.

                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                    DEC 31 1997      SEP 30 1997
                                                    -----------      -----------
CURRENT LIABILITIES

   Current maturities of long term obligations      $  2,745,100    $  3,435,500

   Trade accounts payable                              5,196,500       4,002,100

   Accrued wages and benefits                            934,200       1,014,800

   Accrued other                                         509,500         453,500
                                                    ------------    ------------
     TOTAL CURRENT LIABILITIES                      $  9,385,300    $  8,905,900

   Long term obligations                              17,513,700      17,710,600

   Post retirement health care benefits                3,452,500       3,396,100

   Other liabilities                                     569,000         485,100

   Deferred tax liabilities                            1,411,000       1,411,000
                                                    ------------    ------------
     TOTAL LIABILITIES                              $ 32,331,500    $ 31,908,700
                                                    ------------    ------------

   Stockholders' equity common stock, $.10 par
     value 10,000,000 shares authorized:
     December 31, 1997 -  5,335,400 shares issued
     September 30, 1997 - 5,340,400 shares issued        533,500         534,000

   Additional paid-in capital                         18,401,000      18,412,400

   Accumulated deficit                                (5,559,600)     (4,646,800)
                                                    ------------    ------------
     TOTAL STOCKHOLDERS' EQUITY                       13,374,900      14,299,600
                                                    ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 45,706,400    $ 46,208,300
                                                    ============    ============

See notes to consolidated financial statements.

                           STATEMENTS OF OPERATIONS

                                              Three Months    Three Months
                                                  Ended           Ended
                                               Dec 31 1997     Dec 31 1996
                                              ------------    ------------
NET SALES                                      $ 12,134,800    $  9,808,600

COST OF SALES                                    10,926,900       8,303,700
                                               ------------    ------------
GROSS PROFIT                                      1,207,900       1,504,900

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES      1,872,600       1,435,700
                                               ------------    ------------
INCOME FROM OPERATIONS                             (664,700)         69,200

OTHER EXPENSE
   Interest                                        (400,500)       (251,600)
   Other, net                                        (9,200)        (18,500)
                                               ------------    ------------
LOSS BEFORE INCOME TAXES                         (1,074,400)       (200,900)

INCOME TAX BENEFIT                                  161,600          67,500
                                               ------------    ------------
NET LOSS                                       $   (912,800)   $   (133,400)
                                               ============    ============
BASIC AND DILUTED LOSS PER COMMON SHARE       $      (0.17)   $      (0.02)
                                               ============    ============
BASIC AND DILUTED WEIGHTED AVERAGE
 SHARES OUTSTANDING                               5,335,900       5,349,100

See notes to consolidated financial statements.


                           STATEMENTS OF CASH FLOWS

                                                                        Three Months   Three Months
                                                                           Ended          Ended
                                                                         Dec 31 1997    Dec 31 1996
                                                                        ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Loss from operations                                                  $  (912,800)   $  (133,400)

  Adjustments to reconcile net income to net cash used in operations:
    Depreciation and amortization                                           920,700        649,300
    Provision for (benefit from) deferred taxes                            (171,600)       (67,500)
    Loss on sales of assets                                                       0         18,500
    Increase in allowance for doubtful accounts                              17,000          3,000
    Provision for benefit obligations                                        73,900         80,000

  Changes in assets and liabilities that provided (used) cash:
    Accounts and other receivables                                         (729,300)    (1,078,100)
    Inventories                                                             430,300       (473,700)
    Prepaids                                                                 72,400        131,100
    Other assets                                                            (31,700)       (32,300)
    Accounts payable                                                      1,194,400        314,700
    Accrued liabilities                                                     (24,500)       456,500
    Other liabilities                                                        66,400
                                                                        -----------    -----------
Net cash provided by (used in) operating activities                         905,200       (131,900)
                                                                        -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from the disposal of property,
    plant & equipment                                                         3,000
  Collections on notes receivable                                             3,100          2,300
  Capital expenditures                                                     (763,700)    (1,417,900)
  Acquisition of Milford                                                                  (742,000)
                                                                        -----------    -----------
Net cash used in investing activities                                      (757,600)    (2,157,600)
                                                                        -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Net change in bank line of credit                                        (759,000)     2,642,300
  Proceeds from long-term obligations                                       458,700
  Purchases of common stock                                                 (11,900)
  Payments on long-term obligations                                        (587,000)      (507,600)
                                                                        -----------    -----------
Net cash provided from (used in) financing activities                      (899,200)     2,134,700
                                                                        -----------    -----------
NET DECREASE IN CASH AND RESTRICTED CASH                                   (751,600)      (154,800)

CASH AND RESTRICTED CASH, BEGINNING OF PERIOD                               873,300      4,408,600
                                                                        -----------    -----------
CASH AND RESTRICTED CASH, END OF PERIOD                                 $   121,700    $ 4,253,800
                                                                        ===========    ===========
OTHER CASH FLOW INFORMATION - INTEREST PAID                             $   315,200    $   229,900
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

         In the opinion of management, the financial statements as of December 31, 1997 reflect all adjustments (normal recurring accruals) which are necessary to present a fair statement of the results for the period then ended. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 10-K for the fiscal year ended September 30, 1997.

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

Earnings (loss) per share

         Effective for the Company's consolidated financial statements for the quarter ended December 31, 1997, it adopted SFAS NO. 128, "Earnings per Share," which replaces the presentation of primary earnings per share ("EPS") and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively.

Basic EPS excludes dilution and is computed by dividing earnings available to stockholders by the weighted-average number of shares outstanding for the period. Similar to fully diluted EPS, diluted EPS assumes the issuance of common stock for all other potentially dilutive equivalent shares outstanding. All prior period EPS data have been restated. The adoption of this new accounting standard did not have a material effect on the Company's reported EPS amounts.

         The Company had 313,000 shares of stock options outstanding at December 31, 1997 at a weighted average option price of $2.19 per share. Since the option prices were all at or above the stock's trading price as of December 31, 1997, they had no effect on the diluted EPS calculation.

NOTE 2.  INVENTORIES

         Inventories at December 31, 1997 and September 30, 1997 are summarized as follows:

                   Dec. 31, 1997    Sept. 30, 1997
                   -------------    --------------
Raw materials ......   $1,063           $1,102
Work-in-process ....    2,690            2,772
Finished goods .....    1,954            2,263
                       ------           ------
                       $5,707           $6,137
                       ======           ======

NOTE 3. ACQUISITION - MILFORD MANUFACTURING CORPORATION

         Effective November 1, 1996, the Company acquired the operations, assets and certain liabilities of Varity Kelsey-Hayes Corporation's ("VKH") Milford, Michigan brake fluid valve parts machining operation (renamed Milford Manufacturing Corporation). The acquisition was accounted for as a purchase. The operations of Milford Manufacturing Corporation ("Milford") are included in the income statement of the Company beginning November 1, 1996. Net cash paid to the Seller, assets acquired and liabilities assumed recorded in connection with the transaction are as follows (in thousands):

                  Liabilities assumed                $3,656
                  Net cash paid to seller             2,295
                                                     ------
                  Fair value of assets acquired      $5,951
                                                     ======

         Concurrent with the acquisition, the Company also entered into a five year agreement to supply VKH with various machined brake parts. VKH paid $1 million to the Company at closing, in lieu of a 10% product price increase for the first year of operation, which was recorded as deferred revenue and was amortized over the first year of operation.

NOTE 4.  PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment at December 31, 1997 and September 30, 1997 are summarized as follows (in thousands):

                                 Dec. 31, 1997  Sept. 30, 1997        Life
                                 -------------  --------------        ----
Machinery and equipment .........   $ 26,954       $ 26,678      2 to 20 years
Buildings and improvements ......      6,789          6,581      3 to 30 years
Land ............................        897            897            n/a
Furniture and fixtures ..........      1,942          1,735      5 to 7 years
Vehicles ........................        148            149          3 years
Construction in progress/other ..      1,395          1,334            n/a
                                    --------       --------
Total ...........................     38,125         37,374
Accumulated depreciation ........    (10,210)        (9,372)
                                    --------       --------
Net property, plant and equipment   $ 27,915       $ 28,002
                                    ========       ========

NOTE 5.  LONG TERM DEBT

         Long term debt principally consists of a bank revolving line of credit (borrowing availability which is based on accounts receivable and inventory levels), real estate mortgages, equipment term notes and industrial revenue bonds.

NOTE 6. PENSIONS AND OTHER POSTRETIREMENT BENEFITS

         The Company's Milford hourly union employees have a defined benefit pension plan, pursuant to a collective bargaining agreement. Benefits are based on years of service and other factors. In conjunction with the Milford acquisition, the Seller contributed the underfunded amount over $350,000 as of the acquisition date. Subsequent to November 1, 1996 the Company assumed all future funding obligations related to the plan. Effective May 1997, the Company and the Milford employees' union agreed to transfer the plan assets to a union sponsored retirement plan and on an ongoing basis the Company would contribute 40 cents per straight-time hour worked. The transfer is expected to be completed in fiscal 1998 and the amount to be transferred will be based on a valuation at a date to be mutually agreed upon. Plan assets were $5,900 less than projected benefit obligations at September 30, 1997.

         As a result of the Milford acquisition, the Company provides certain postretirement health care and life insurance benefits to eligible Milford employees pursuant to a collective bargaining agreement. The Company accounts for these benefits in accordance with the provisions of SFAS No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions," which requires the accrual of such benefits during the years the employees provide services. Effective May 1997, in conjunction with its new union contract, the Plan was amended to eliminate spousal coverage and certain other types of benefits to be provided. The effect of this amendment reduced the accumulated postretirement benefit obligation by $2,350,300, which will be amortized as an adjustment to prior service cost over the remaining service period of the employees.

         The following table sets forth the amount recorded in the consolidated balance sheet at September 30, 1997:

Accumulated postretirement benefit obligation:
         Active employees fully eligible for benefits   $   48,100
         Other active employees                          1,067,800
                                                        ----------
         Current retirees                                1,115,900
Unrecognized prior service costs                         2,280,200
                                                        ----------
Accrued postretirement benefit liability                $3,396,100
                                                        ==========

         For measurement purposes, a 7% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1997, decreasing to 5% in 1999 and thereafter.

ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            RESULTS OF OPERATIONS

Overview

         This management's discussion and analysis of financial condition and results of operations includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below that may cause results to differ materially from historical results or those anticipated. In this report, the words "expects", "anticipated", "believes", and similar expressions identify forward-looking statements, which speak only as to the date hereof.

         The Company operates in three business segments: Metal Parts Forming, Tooling and Production Machining. The Metal Parts Forming Segment manufactures cold forged and cold headed parts; the Tooling Segment provides perishable tooling for the cold heading industry; and the Production Machining Segment primarily manufactures brake components for an automotive braking system supplier.

         Although net sales for the quarter ended December 31, 1997 provided an increase of 24% over the same quarter last year, the Company recorded a larger net loss in the comparative period. The Company recorded a net loss of ($913,000) for the quarter ended December 31, 1997 compared to ($133,000) for the quarter ended December 31, 1996. The increased loss was primarily due to increased operating losses at the Uniflow and Milford units, both experiencing lower productivity and higher costs related to manufacturing operations. The sales increase in the current quarter primarily reflects higher sales from the Milford unit, which had only two months of operations in the same prior year quarter, as it was acquired by the Company effective November 1, 1996.

         The Company is studying various approaches to reduce and eliminate the ongoing operating losses at its Uniflow and Milford subsidiaries. Plans under consideration include the divestiture of certain equipment, the sale of certain product lines to other manufacturers, along with reductions in related operating personnel and other operating costs. Management expects to implement operational changes to significantly reduce its cost structure and improve results from operations in the quarters ending March 31 and June 30, 1998.

                                SEGMENT REVIEW

Metal Parts Forming Segment
(in thousands)
                                      Three Months Ended
                          -------------------------------------------
                            Dec. 31, 1997             Dec. 31. 1996
                          -----------------        ------------------
                          Amount        %          Amount        %
                          ------      -----        ------      -----
Net sales ............   $ 4,787      100.0       $ 3,956      100.0
Gross profit .........      (292)      (6.1)         (201)      (5.1)
Operating expenses ...       502       10.5           416       10.5
Operating loss (1) ...      (794)     (16.6)         (617)     (15.6)

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

         Uniflow's sales increased 21% in the current quarter compared to the same period last year. The sales increase was primarily related to increased sales of automotive starter motor shafts and transmission shafts. Management is currently reviewing its entire sales base and the costs associated with generating those sales. Based on this review, management will recommend divesting products that fail to contribute to profitability, while enhancing profitable product lines.

         Uniflow recorded a negative gross margin of (6%) (as a percentage of sales) in the current quarter, compared to negative gross margin of (5%) of sales in the prior year comparative period. The negative gross margin in the comparative quarters reflects higher material, direct labor and indirect labor costs associated with the manufacture of the various parts made by Uniflow. The labor increases were principally the result of inefficient production, particularly in the area of cold formed production.

         Management is currently reviewing reductions to its equipment base and production facilities in order to reduce its cost of manufacturing. Implementation of any restructuring plan will likely include the sale of Uniflow's investment in its "FX" National 1250 cold former machine, as the Company is currently negotiating terms of sale for the FX with prospective buyers. Ongoing operating costs will fall dramatically by divesting of the FX and consolidating remaining forging press and machining operations.

         Operating expense was 11% (as a percentage of sales), in the comparable quarters. Management expects operating expense to remain similar as a percentage of sales.

Tooling Segment
(in thousands)

                                    Three Months Ended
                           ---------------------------------------
                             Dec. 31, 1997          Dec. 31. 1996
                           ----------------       ----------------
                           Amount       %         Amount       %
                           ------     -----       ------     -----
Net sales (1) ..........   $4,493     100.0       $4,479     100.0
Gross profit ...........    1,105      24.6        1,206      26.9
Operating expenses .....      514      11.4          551      12.3
Operating profit (2) ...      591      13.2          651      14.6

(1) Includes intercompany activity
(2) Before interest, bad debt and unallocated corporate overhead expense.

         The Tooling Segment ("Tooling"), comprised of Form Flow, L & H Die and Micanol, manufactures production tooling for the cold heading/forming industry.

         Tooling sales remained steady in the current quarter compared to the same quarter last year. Overall, management believes that Tooling sales will remain stable or increase moderately throughout the remainder of the fiscal year.

         Tooling gross profit as a percentage of sales declined slightly in the current quarter to 25%, compared to 27% in the prior comparative quarter. The decline was attributable to higher factory support costs expended in the current period, primarily at the Form Flow unit.

         Tooling operating expense remained relatively steady, 11% of sales in the current quarter, compared to 12% in the prior comparative quarter.

Production Machining Segment
(In thousands)

                                           Three Months Ended
                                 ----------------------------------------
                                    Dec. 31, 1997        Dec. 31. 1996(3)
                                 ------------------     -----------------
                                 Amount         %       Amount        %
                                 ------       -----     ------      -----
Net sales (1) ................   $ 3,781      100.0     $ 1,765     100.0
Gross profit .................       147        3.9         348      19.7
Operating expenses ...........       555       14.7         219      12.4
Operating profit (loss)(2) ...      (408)     (10.8)        129       7.3

(1) Includes intercompany activity.
(2) Before interest, bad debt and unallocated corporate overhead expense.
(3) For the two months ended December 31, 1996, as Milford was acquired November 1, 1996.

         The Production Machining Segment is comprised of the Company's Milford subsidiary and it primarily machines aluminum brake fluid valve parts used in automotive braking systems.

         Sales for the three months were strong at the Milford unit, as releases were higher on the brake valve business. Further, Milford began shipments of machined starter motor shafts and other machined automotive parts to new customers.

         Milford's gross profit declined to 4% of sales for the current quarter compared to 20% in the prior year quarter. The gross profit deterioration resulted primarily from higher direct labor expense combined with lower machine output rates. Also, critical support resources were diverted to the start-up of a new brake valve product known as "Zwal" (machined using a rotary dial machine and various CNC machines). The current quarter results are inclusive of certain one-time reimbursements from Milford's primary customer. The one-time reimbursements reduced the current quarter operating loss by approximately $700,000.

         Milford is experiencing operating losses in supplying parts to its primary customer. The Company is negotiating with this customer to modify its current supply arrangement in an effort to alleviate ongoing losses associated with this business. Management anticipates a resolution to these matters in April 1998.

         Milford's gross profit was also impacted from high costs of production associated with its starter motor shaft machining line. Milford has experienced production difficulties and higher than anticipated direct labor costs associated with the manufacturing of starter motor shafts. Management is reviewing possible ways to improve the starter motor shaft production process.

Corporate Overhead, Interest Expense and Federal Income Taxes

         Unallocated corporate overhead was $302,000 in the current quarter, compared to $233,000 in the same period of the prior year. The increase was principally due to higher computer network system expense, higher depreciation and amortization associated with real estate, financing fees and other costs expensed over time.

         Interest expense for the current quarter was $400,000 compared to $252,000 in the same prior year period. The higher interest reflects increased long-term borrowing for equipment and machinery additions made in 1996 and 1997.

                      FINANCIAL CONDITION AND LIQUIDITY

         Net cash provided by operating activities, before changes in working capital items, was ($72,800) in the quarter ended December 31, 1997 compared to $550,000 in the quarter ended December 31, 1996. In the current quarter, working capital changes provided cash of $910,000, accounting for the cash provided by operating activities. Accounts payable increased $1.19 million, offset by an increase of $730,000 in accounts receivable, principally derived from higher receivables at Milford. In the prior year quarter working capital items used $680,000, as accounts receivable increased by $1.08 million and inventories increased $470,000. Both of these items were primarily generated from Milford and partially offset by increased Milford accounts payable and other liabilities.

         Net cash used in investing activities was $760,000 in the current quarter, compared to $2.16 million in the same quarter last year. Current quarter expenditures include a facility expansion at L&H Die, a new CNC lathe at Form Flow, tooling and miscellaneous equipment at Uniflow, and computer equipment applicable to all operations. In the prior year comparative quarter, capital expenditures were primarily related machining equipment installed at Uniflow for the production of transmission parts.

         In the current quarter, net cash used in financing activities was $900,000, which was primarily due to a net paydown of $760,000 on the Company's revolving line of credit with a bank. Also in the current quarter, scheduled debt payments on term notes were $590,000, while proceeds from equipment and building loans was $460,000. In the prior year quarter, net cash provided by financing activities was $2.13 million, of which $2.64 million was provided by increased borrowing on the Company's bank revolving line of credit, offset by scheduled principal payments of $510,000. Cash provided by the bank revolver was principally used to fund the Milford acquisition, Milford working capital to fund, and progress payments on machinery orders.

         At December 31, 1997, the Company had $1.82 million available on its bank revolving line of credit. For the foreseeable future, management believes that continuing credit available on its bank line of credit will be sufficient to meet the ongoing working capital needs of operating activities.

                          PART II OTHER INFORMATION

Item 1.  Legal Proceedings

         Not applicable.

Item 2.  Changes in Securities

         Not applicable.

Item 3.  Defaults in Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Securities Holders

         The Company's Annual Meeting of Stockholders is scheduled for 10:00am, March 19,1998, at the Novi Doubletree Hotel in Novi, Michigan. Stockholders will be asked to vote on the election of the Board of Directors and such other business as may properly come before the meeting.

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         Not applicable.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECOM GENERAL CORPORATION
(Registrant)

By:  /s/ Robert A. Clemente                 February 13, 1998
     -------------------------------
       Robert A. Clemente
       Chairman, President and CEO

By:  /s/ David J. Marczak                   February 13, 1998
     -------------------------------
       David J. Marczak
       Chief Financial Officer