Form 10-Q
period 1998-03-31
SECOM GENERAL CORP
filed 1998-05-15
CIK 790375

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                       For Quarter Ended March 31, 1998
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

                          SECOM GENERAL CORPORATION
                                  FORM 10-Q
                         QUARTER ENDED MARCH 31, 1998

                                    INDEX

                                                                        Page
                                                                        ----

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements
              Consolidated Balance Sheets................................  1
              Consolidated Statement of Operations.......................  3
              Consolidated Statements of Cash Flows......................  4
              Notes to Interim Consolidated Financial Statements.........  5
Item 2.  Management's Discussion & Analysis of Financial Condition and
              Results of Operations......................................  9

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings............................................... 14
Item 2.  Changes in Securities........................................... 14
Item 3.  Defaults in Securities.......................................... 14
Item 4.  Submission of  Matters to a Vote of Security Holders............ 14
Item 5.  Other Information............................................... 14
Item 6.  Exhibits and Reports on Form 8-K................................ 14

                                    ASSETS

                                                   MAR 31 1998   SEP 30 1997
                                                   -----------   -----------
CURRENT ASSETS

Cash ...........................................   $   396,500   $   346,800

Accounts receivable, net .......................     4,171,400     6,772,100

Other receivables ..............................       117,600       222,200

Inventories ....................................     4,962,500     6,136,900

Prepaids and other .............................       270,200       465,900

Deferred tax asset .............................       743,600       651,000

Net assets held for sale .......................     1,900,000

Net assets of discontinued subsidiary...........     3,195,000
                                                   -----------   -----------
       TOTAL CURRENT ASSETS ....................    15,756,800    14,594,900

Cash restricted for equipment ..................                     526,500

Property, plant & equipment, net ...............    13,796,600    28,002,300

Other assets ...................................       991,700     3,084,600
                                                   -----------   -----------
        TOTAL ASSETS ...........................   $30,545,100   $46,208,300
                                                   ===========   ===========

See notes to consolidated financial statements.


                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                       MAR 31 1998      SEP 30 1997
                                                       -----------     ------------
CURRENT LIABILITIES
   Current maturities of long term obligations .....   $  3,853,100    $  3,435,500

   Trade accounts payable ..........................      2,848,800       4,002,100

   Accrued wages and benefits ......................        564,000       1,014,800

   Accrued other ...................................      2,144,700         453,500

   Debt secured by assets of discontinued
    subsidiary......................................      2,614,100
                                                       ------------    ------------
     TOTAL CURRENT LIABILITIES .....................     12,024,700       8,905,900

   Long term obligations ...........................      7,717,200      17,710,600

   Post retirement health care benefits ............                      3,396,100

   Other liabilities ...............................                        485,100

   Deferred tax liabilities ........................      1,347,900       1,411,000
                                                       ------------    ------------
     TOTAL LIABILITIES .............................     21,089,800      31,908,700
                                                       ------------    ------------

   Stockholders' equity common stock, $.10 par
     value 10,000,000 shares authorized:
     March 31, 1998 -  5,335,400 shares issued
     September 30, 1997 - 5,340,400 shares issued ..        533,500         534,000

   Additional paid-in capital ......................     18,401,000      18,412,400

   Accumulated deficit .............................     (9,479,200)     (4,646,800)
                                                       ------------    ------------
     TOTAL STOCKHOLDERS' EQUITY ....................      9,455,300      14,299,600
                                                       ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........   $ 30,545,100    $ 46,208,300
                                                       ============    ============

See notes to consolidated financial statements.

                           STATEMENTS OF OPERATIONS

                                                       Three Months   Three Months   Six Months      Six Months
                                                          Ended          Ended          Ended           Ended
                                                       Mar 31 1998    Mar 31 1997    Mar 31 1998     Mar 31 1997
                                                       ------------   ------------   -----------     -----------
NET SALES ..........................................   $ 8,545,000    $ 9,190,700    $ 16,899,100    $ 17,234,600

COST OF SALES - PRODUCTION .........................     7,625,900      7,656,900      14,918,500      14,544,400

COST OF SALES - RESTRUCTURING CHARGES...............       900,000                        900,000
                                                       -----------    -----------    ------------    ------------
GROSS PROFIT .......................................        19,100      1,533,800       1,080,600       2,690,200

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES .......     1,616,900      1,171,300       2,934,500       2,387,100

OTHER RESTRUCTURING CHARGES.........................     1,762,000                      1,762,000
                                                       -----------    -----------    ------------    ------------
INCOME (LOSS) FROM OPERATIONS ......................    (3,359,800)       362,500      (3,615,900)        303,100

OTHER INCOME (EXPENSE)
   Interest ........................................      (195,300)      (287,500)       (530,500)       (532,100)
   Other, net ......................................       (66,400)        56,900         (19,000)         76,100
                                                       -----------    -----------    ------------    ------------
INCOME (LOSS) FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES .............................    (3,621,500)       131,900      (4,165,400)       (152,900)
INCOME TAX BENEFIT (EXPENSE) .......................       322,700        (46,900)        404,700          48,300
                                                       -----------    -----------    ------------    ------------
INCOME  (LOSS) FROM CONTINUING OPERATIONS ..........    (3,298,800)        85,000      (3,760,700)       (104,600)

DISCONTINUED OPERATIONS:
   Income (loss) from operations of
     discontinued subsidiary .......................      (542,800)       142,300        (993,700)        198,500
   Loss on disposal of subsidiary, including
     provision of $400,000 for operating
     losses during phase-out period (including
     applicable income tax provision of
     $258,900) .....................................       (78,000)                       (78,000)
                                                       -----------    -----------    ------------    ------------
NET INCOME (LOSS) ..................................   $(3,919,600)   $   227,300    $ (4,832,400)   $     93,900
                                                       ===========    ===========    ============    ============

EARNINGS (LOSS) PER COMMON SHARE:
   Income (loss) from continuing operations ........   $     (0.62)   $      0.01    $      (0.70)   $      (0.02)
   Income (loss) from operations of
     discontinued subsidiary .......................         (0.10)          0.03           (0.19)           0.04
   Loss on disposal of discontinued subsidiary .....         (0.01)                         (0.01)
                                                       -----------    -----------    ------------    ------------
BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE ...   $     (0.73)   $      0.04    $      (0.90)   $       0.02
                                                       ===========    ===========    ============    ============
BASIC AND DILUTED WEIGHTED AVERAGE
   SHARES OUTSTANDING ..............................     5,335,400      5,480,400       5,346,100       5,488,500
                                                       ===========    ===========    ============    ============

See notes to consolidated financial statements.


                           STATEMENTS OF CASH FLOWS

                                             Three Months  Three Months   Six Months    Six Months
                                                Ended         Ended         Ended         Ended
                                             Mar 31 1998   Mar 31 1997   Mar 31 1998    Mar 31 1997
                                             ------------  ------------  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income (loss) from continuing
    operations ............................  $(3,298,800)  $    85,000   $(3,760,700)  $  (104,600)

  Adjustments to reconcile income
    (loss) from continuing operations
    to net cash used in operations:
      Depreciation and amortization .......      669,500       575,300     1,398,000     1,134,800
      Provision for (benefit from)
        deferred taxes ....................     (313,600)       21,900      (405,600)      (73,300)
      Loss on sales of assets .............          600                         600        18,500
      Increase in allowance for
        doubtful accounts .................       65,200         3,000        82,200         6,000
      Restructuring charges ...............    3,237,400                   3,237,400

  Changes in assets and liabilities
    that provided (used) cash:
      Accounts and other receivables ......      623,800      (857,400)    1,269,000      (880,900)
      Inventories .........................     (221,800)     (369,800)      165,000      (552,700)
      Prepaids ............................      (18,400)       58,500        28,900       241,200
      Other assets ........................      (79,200)      (83,300)      (87,200)     (115,600)
      Accounts payable ....................   (1,169,900)       59,000       (14,800)      (62,400)
      Accrued liabilities .................       79,200       243,900        (3,900)      388,000
  Net cash provided by (used in)
    discontinued operations ...............    2,474,200        24,900     1,044,600      (369,900)
                                             -----------   -----------   -----------   -----------
Net cash provided by (used in)
  operating activities ....................    2,048,200      (239,000)    2,953,500      (370,900)
                                             -----------   -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from the disposal of
     property, plant & equipment ..........    2,500,000                   2,503,000
  Collections on notes receivable .........        3,300         2,700         6,400         5,000
  Capital expenditures ....................     (360,100)   (1,202,400)   (1,047,900)   (2,073,600)
  Net cash used in discontinued
    operations ............................      (84,600)   (2,250,500)     (160,600)   (3,539,300)
                                             -----------   -----------   -----------   -----------
Net cash provided by (used in)
  investing activities ....................    2,058,600    (3,450,200)    1,300,900    (5,607,900)
                                             -----------   -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Net change in bank line of credit .......   (2,180,000)    2,090,000    (2,939,000)    4,732,300
  Proceeds from long-term obligations .....      258,500                     395,900
  Purchases of common stock ...............                                  (11,900)
  Payments on long-term obligations .......   (1,525,200)     (494,900)   (2,112,200)   (1,002,400)
  Net cash used in discontinued
    operations ............................     (385,300)                    (64,000)
                                             -----------   -----------   -----------   -----------
Net cash provided by (used in)
  financing activities ....................   (3,832,000)    1,595,100    (4,731,200)    3,729,900
                                             -----------   -----------   -----------   -----------
NET INCREASE (DECREASE) IN CASH
  AND RESTRICTED CASH .....................      274,800    (2,094,100)     (476,800)   (2,248,900)

CASH AND RESTRICTED CASH, BEGINNING
  OF PERIOD ...............................      121,700     4,253,800       873,300     4,408,600
                                             -----------   -----------   -----------   -----------
CASH AND RESTRICTED CASH, END OF PERIOD ...  $   396,500   $ 2,159,700   $   396,500   $ 2,159,700
                                             ===========   ===========   ===========   ===========
OTHER CASH FLOW INFORMATION - INTEREST
  PAID ....................................      281,100   $   222,900   $   531,000   $   491,500
                                             ===========   ===========   ===========   ===========

See notes to consolidated financial statements.

                          SECOM GENERAL CORPORATION
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

General

         The consolidated financial statements included herein have been prepared by Secom General Corporation (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate so that the information presented is not misleading. In the opinion of management, the financial statements as of March 31, 1998 reflect all adjustments (normal recurring accruals plus restructuring and discontinued operations as discussed below) which are necessary to present a fair statement of the results for the period then ended. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 10-K for the fiscal year ended September 30, 1997.

Business

         The Company is a publicly traded holding company with four wholly owned subsidiaries operating in two business segments:

         Metal Parts Forming
         o     Uniflow Corporation

         Tooling
         o     Form Flow, Inc. ("Form Flow")
         o     L & H Die, Inc. ("L & H Die")
         o     Micanol, Inc. ("Micanol")

         The Company sold substantially all of its Milford Manufacturing Corporation subsidiary ("Milford") in March 1998, which had comprised the Production Machining segment.

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

         The Company had 313,000 shares of stock options outstanding at March 31, 1998 at a weighted average option price of $2 per share. Since the option prices were all at or above the stock's trading price as of March 31, 1998, they had no effect on the diluted EPS calculation.

NOTE 2.  INVENTORIES

         Inventories at March 31, 1998 and September 30, 1997 are summarized as follows:

                        Mar. 31, 1998  Sept. 30, 1997
                        -------------  --------------
Raw materials ......        $1,008        $1,102
Work-in-process ....         2,088         2,772
Finished goods .....         1,867         2,263
                            ------        ------
                            $4,963        $6,137
                            ======        ======

NOTE 3.  DISCONTINUED OPERATIONS  - MILFORD MANUFACTURING CORPORATION

         The Company's Production Machining segment was comprised of one subsidiary, Milford Manufacturing Corporation. The Company sold substantially all of its Milford subsidiary on March 16, 1998, which primarily machines brake fluid valve parts for one customer. The Company had acquired the operation on November 1, 1996. Remaining Milford operations are expected to be sold in the coming months. Accordingly, the results of the Production Machining segment have been reported separately as discontinued operations in the Consolidated Statements of Operations. Prior period consolidated financial statements have also been restated to present the Production Machining segment as a discontinued operation. Summarized results of the Production Machining segment are as follows:

(in thousands)
                                      Three Months     Three Months     Six Months     Six Months
                                          Ended            Ended           Ended          Ended
                                      Mar. 31 1998     Mar. 31 1997    Mar. 31 1998   Mar. 31 1997
                                      ------------     ------------    ------------   ------------
Net sales                                $ 4,154         $ 3,797         $ 7,935         $ 5,561
Earnings (loss) from discontinued
    operation before taxes                  (476)            247            (994)            330
Estimated gain on disposal of
    business before taxes                    181                             181
Estimated tax provision                     (326)           (105)           (259)           (132)
                                         -------         -------         -------         -------
Total earnings (loss) related to
     discontinued operations                (621)            142          (1,072)            198

         As consideration for the sale of the Milford brake valve machining assets and real property, the Company received $3 million in cash and was relieved of approximately $5.9 million of liabilities. The remaining net assets of the Production Machining segment held for sale have been recorded at their net estimated realizable value.

NOTE 4.  RESTRUCTURING CHARGES - METAL PARTS FORMING SEGMENT

         During the quarter ended March 31, 1998, the Company recorded asset writedowns in its Metal Parts Forming segment relating to the restructuring of that business segment. The restructuring charges primarily relate to discontinuing certain product lines, the disposal of various production machines relating to those product lines and costs associated with the consolidation of production into two facilities from three. Also, in conjunction with the restructuring, the Company recorded writedowns of machinery and equipment consistent with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Major components of the Uniflow restructuring charges are as follows:

         Discontinued product
             lines - inventories &
             related costs                    $  680
         Plant consolidation costs               220
                                              ------
         Cost of sales - restructuring           900

         Machinery writedowns                    900
         Goodwill                              1,620
         Less gain on Uniflow machine           (758)
                                              ------
         Other restructuring costs             1,762

NOTE 5.  LONG TERM DEBT

         Long term debt principally consists of a revolving bank line of credit (borrowing availability which is based on accounts receivable and inventory levels), real estate mortgages, equipment term notes, and industrial revenue bonds. Some of the loan agreements associated with long term debt impose financial covenants requiring the Company to maintain certain levels of working capital, specified leverage ratios and certain levels of fixed expense coverage. As a result of operating losses recorded in the current quarter, which were primarily the result of restructuring charges at the Uniflow unit and the discontinued production machining segment, the Company was unable to remain in compliance with certain lender financial covenants. Despite the non-compliance with certain financial covenants at March 31, 1998, the Company has made every scheduled payment of principal and interest on a timely basis.

         The Company expects to receive waivers from its lenders and is in the process of negotiating revised covenants and other debt terms with those lenders. Based on discussions with its primary lender, the Company expects to convert its existing $4 million committed revolving line of credit and $2 million line of credit due on demand, to a $4 million bank line of credit due on demand, at the same or similar interest rate. Accordingly, the Company's revolving line of credit for the current period is classified as a current liability.

NOTE 6.  PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment at March 31, 1998 and September 30, 1997 are summarized as follows (in thousands):

                                      Mar. 31, 1998    Sept. 30, 1997      Life
                                      -------------    --------------      ----
Machinery .......................        $ 15,692         $ 26,678         2 to 20 years
Buildings and improvements ......           4,757            6,581         3 to 30 years
Land ............................             448              897         n/a
Furniture and fixtures ..........           1,737            1,735         5 to 7 years
Vehicles ........................             143              149         3 years
Construction in progress/other ..              16            1,334         n/a
                                         --------         --------
Total ...........................          22,793           37,374
Accumulated depreciation ........          (8,996)          (9,372)
                                         --------         --------
Net property, plant and equipment        $ 13,797         $ 28,002
                                         ========         ========

ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            RESULTS OF OPERATIONS

Overview

         This management's discussion and analysis of financial condition and results of operations includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward looking statements are subject to certain risks and uncertainties, including those discussed below, that could cause results to differ materially from historical results or those anticipated. In this report the words "expects", "anticipates", "believes", and similar expressions identify forward-looking statements, which speak only as to the date hereof.

         The Company operates in two business segments: Metal Parts Forming and Tooling. The Metal Parts Forming Segment manufactures cold forged and cold headed parts, while the Tooling Segment provides perishable tooling for the cold heading industry.

         The Company had operated a third business segment, Production Machining, during the current quarter. The Company sold a substantial portion of the assets and business associated with that segment in March 1998. Accordingly, this segment is shown as a discontinued operation and prior statements of operations have been restated to reflect this business disposition. The Company recorded an estimated loss of $78,000 on the Milford disposal. This estimated loss includes an accrual of $1.7 million related to the starter motor machining line, covering estimated losses until its dissolution and the writedown of machinery to its estimated net realizable value. Cash proceeds of $3 million received on the Milford sale in March 1998 were primarily used to pay down bank debt.

         During the current quarter, the Company developed a restructuring plan for its Uniflow unit designed to significantly reduce continuing operating losses. Under the restructuring plan, Uniflow will emphasize its traditional press forging product lines, while curtailing its cold heading capabilities and business. In conjunction with the restructuring, the Company has written-off certain assets associated with product lines that are no longer part of Uniflow's continuing core business. Those write-offs total $2.66 million and include the write-off of $1.62 million in remaining goodwill recorded in connection with the 1991 acquisition of Uniflow. In March 1998, consistent with its restructuring plan, Uniflow sold its National FX 1250 six station die cold former, which was its largest cold heading equipment investment. Uniflow recorded a gain of $758,000 on the sale, receiving cash of $2.50 million and a note receivable for $700,000. The cash was used to reduce bank term debt and short term borrowings.

         Consolidated net sales for the quarter ended March 31, 1998 decreased 7% compared to the same quarter in the prior year. The decrease was attributable to lower sales from both of the Company's business segments, after elimination of intercompany sales. The Uniflow sales decrease largely relates to management's restructuring of its sales base, while the Tooling segment's sales were lower primarily due to lower sales at its Micanol unit. For the six months ended March 31, 1998, sales were flat compared to the prior year period, as Uniflow sales increases were offset by lower Tooling segment sales. For the comparative year to date, Uniflow's sales of transmission parts have expanded rapidly, partially offset by the discontinuance of airbag housing part production and various wheel stud production. On the other hand, for the comparative year to date, the Tooling segment has experienced lower order volume at Micanol, its smallest unit.

           The Company recorded a net loss of ($3,919,600) in the current quarter, or ($0.73) cents per share, compared to net income of $227,300, or four cents per share, in the same prior year quarter. For the six months ended March 31, 1998, the Company recorded a net loss of ($4,832,400), or ($0.90) cents per share, compared to net income of $93,900, or two cents per share, in the same prior year period. The significant loss in the current comparative periods is primarily due to asset writedowns at the Company's Uniflow unit in connection with its business restructuring plans.

         As of March 31, 1998, the Company was in default of certain lender financial covenants. The default situation primarily arose because of the asset writedowns recorded in conjunction with the Uniflow business restructuring. Management is currently renegotiating those covenants and expects to receive waivers on the covenants in default from those applicable lenders shortly. The Company has reclassified its revolving line of credit to current assets based on management's anticipation its working capital line of credit will convert to a customary "due on demand" line of credit. Management believes that it can adequately fund operations for the foreseeable future from cash provided by operations, amounts available on bank line of credit arrangements, and anticipated sales of assets no longer core to the operations.


                                SEGMENT REVIEW

Metal Parts Forming Segment
(in thousands)

                                Three Months Ended                    Six Months Ended
                     -------------------------------------   -----------------------------------
                      3/31/98             3/31/97             3/31/98            3/31/97
                     -------------------------------------   -----------------------------------
                      Amount      %       Amount      %       Amount     %       Amount       %
                     ---------------------------------------------------------------------------
Net Sales (1)        $ 5,082    100.0    $ 4,847    100.0    $ 9,870   100.0     $ 8,803   100.0
Gross profit          (1,090)   (21.4)       217      4.5     (1,383)  (14.0)         15     0.2
Operating expense      2,278     44.8        375      7.7      2,780    28.2         790     9.0
Operating loss (2)    (3,368)   (66.2)      (157)    (3.2)    (4,163)  (42.2)       (774)   (8.8)

(1) Includes intercompany activity.
(2) Before interest, bad debt and unallocated corporate overhead expense.

         The Metal Parts Forming Segment, comprised of Uniflow Corporation, manufactures metal parts from tube, bar and coil, using cold forging and cold forming techniques. Primary parts currently manufactured are suspension ball joint housings, transmission shafts and gear housings and truck wheel studs.

         Uniflow's sales increased 4.8% in the current quarter compared to the same quarter last year and 12.1% for the comparative six month period. Current year sales increases of transmission shafts more than replaced the loss of airbag housing sales, which accounted for $715,000 in sales in the same prior year quarter, and wheel studs to one customer that have been discontinued. Current year sales of suspension housing parts increased by approximately 10% compared to last year. Also, Uniflow's intercompany sales to Milford were $376,000 for the current quarter and year to date, for which there was no activity in the prior periods.

         Uniflow's gross profit was negative in the current quarter at (21.4%), as a percentage of sales, compared to 4.5% of sales in the same prior year quarter. For the six month comparative periods, the gross margin was (14.0%) and 0.2%, respectively. The comparative declines in gross profit for the quarter and year-to-date periods reflects higher labor and factory support cost and $900,000 of costs related to Uniflow's restructuring. Labor costs were higher largely due to the Company's QS 9000 effort and additional labor expended relating to the start up of various new parts in production. The restructuring charges were related to discontinuing product lines and plant consolidation costs. Management is focusing on its plant consolidation, production scheduling, job preparation (setup, tooling, etc.) and product pricing to improve its gross margin.

         Operating expense was 44.8% in the current quarter (as a percentage of sales), compared to 7.7% of sales in the prior comparative quarter. For the six month comparative periods, operating expense was 28.2% and 9.0%, respectively. The increase in operating expense, other than the inclusion of $1.76 million in nonrecurring restructuring charges, reflects higher state business taxes and higher engineering and sales support personnel expense. The restructuring charges were primarily the writeoff of Uniflow's remaining goodwill.

Tooling Segment
(in thousands)

                                Three Months Ended                 Six Months Ended
                                ------------------                 ----------------
                       3/31/98           3/31/97           3/31/98           3/31/97
                       ---------------------------------   ---------------------------------
                       Amount       %    Amount      %     Amount      %     Amount      %
                       ---------------------------------------------------------------------
Net Sales (1)          $4,463    100.0   $4,722    100.0   $8,956    100.0   $9,200    100.0
Gross profit              985     22.1    1,204     25.5    2,089     23.3    2,410     26.2
Operating expense         635     14.2      558     11.7    1,149     12.8    1,109     12.1
Operating profit (2)      350      7.8      646     13.7      940     10.5    1,301     14.1

(1) Includes intercompany activity
(2) Before interest, bad debt and unallocated corporate overhead expense.

         The Tooling Segment ("Tooling"), comprised of Form Flow, L & H Die and Micanol, manufactures production tooling for the cold heading/forming industry.

         Tooling sales decreased 5.5% in the current quarter compared to the same quarter last year, while for the six month comparative period sales decreased 2.7%. Tooling Management attributes the sales decline during the current periods to slower orders within the entire cold heading industry compared to the same periods in the prior year, when the sales order base was stronger. The sales decline was partially offset by intercompany sales, which increased for the current comparative periods. Intercompany tooling sales are expected to decline with Uniflow's sale of its FX cold former machine. Management believes that tooling orders will remain steady for the remainder of the fiscal year. Although shipments were flat for the three Tooling units during the quarter and year to date comparative periods, management believes that Tooling sales will increase moderately for the remainder of the fiscal year.

         Tooling gross profit as a percentage of sales for the current quarter was 22.1%, compared to 25.5% in the prior comparative quarter. For the six month comparative periods, gross profit was 23.3% and 26.2%, respectively. The gross profit decreases for the comparable periods were primarily attributable to the lower sales level combined with higher labor costs. Management intends to more closely match its direct labor costs with sales volume so that it can maintain a higher gross profit level.

         Tooling operating expense was higher in the current quarter, as a percentage of sales, at 14.2% compared to 11.7% in the same prior year quarter. For the six month year to date comparative periods, operating expense was 12.8% of sales and 12.1% of sales, respectively. The higher operating expense for the comparative periods presented primarily reflects higher personnel expense.

Corporate Overhead, Interest Expense and Federal Income Taxes

         Unallocated corporate overhead was $450,900 in the current quarter, compared to $265,100 in the same period of the prior year. For the six month comparative periods, corporate overhead was $901,200 compared to $498,500 in the prior year. The increases for the comparative periods were principally due to higher building and machinery depreciation expense and higher personnel expense. The increased depreciation reflects machinery owned directly by the Company, primarily production equipment utilized by Uniflow to manufacture transmission parts, and increased depreciation resulting from investments in new information systems. The higher personnel expense reflects additional personnel relating to managing the information systems as well as additional assistance with subsidiary manufacturing efforts.

         Interest expense for the current quarter was $195,300 compared to $287,500 in the same prior year period. The decrease for the current quarter primarily reflects a higher interest expense included in discontinued operation in the current quarter, as borrowings attributable to the discontinued segment were higher in the current quarter. For the six month comparative periods, interest expense was $530,500 and 532,100, respectively.



                      FINANCIAL CONDITION AND LIQUIDITY

         Net cash provided by operating activities, before changes in working capital items, was $274,800 in the quarter ended March 31, 1998, while working capital changes used $786,300 and discontinued operations provided $2.47 million, for net cash provided by operating activities of $2.05 million. Although the net loss from continuing operations for the current quarter was $3.30 million, it was offset by nonrecurring charges of $3.42 million relating to Uniflow's restructuring, principally the writedown of goodwill and other assets not related to Uniflow's core business. The working capital use of cash was primarily due to the paydown of accounts payable, partially offset by a reduction of accounts receivable. Net cash provided by discontinued operations primarily reflects $3 million in cash received for the sale of Milford facility and Milford's brake fluid valve assets, offset by the paydown of various Milford accruals.

         In the prior year quarter, net cash provided by operating activities, before changes in working capital items, was $685,200, while working capital changes used $949,100 and discontinued operations provided $24,900, for net cash used in operating activities of $239,000. The working capital use of cash was primarily related to increased accounts receivable and inventories at Uniflow.

         For the six months ended March 31, 1998, net cash provided by operating activities, before changes in working capital items, was $521,900, while working capital items provided $1.36 million in cash and discontinued operations provided $1.04 million, for a total of $2.95 million cash from operating activities. The six month net loss of $3.76 million from continuing operations was largely offset by nonrecurring writedowns of $3.42 million relating to Uniflow's restructuring. The working capital items that provided cash were primarily improved accounts receivable collections. For the current six month period, net cash provided by discontinued operations primarily reflects $3 million in cash received for the sale of the Milford business, offset by paydowns on related term debt and other liabilities.

          In the prior year period, net cash from operating activities, before changes in working capital, was $981,400, while working capital items used $982,400 and discontinued operations used $369,900, for net cash used in operations of $371,900. The working capital use of cash primarily related to higher accounts receivable and inventories relating to the ramping up of various Uniflow projects.

         Net cash provided by investing activities was $2.06 million in the current quarter, as the Company received cash of $2.50 million from the sale of Uniflow's FX 1250 cold former machine. Capital expenditures totaled $360,100 during the current quarter, as the Tooling segment expanded its L&H facility. In the same prior year quarter, net cash used in investing activities was $3.45 million, as Uniflow acquired new equipment for its expanded transmission part business, while discontinued operations used $2.25 million. For the six month period ended March 31, 1998, net cash provided by investing activities was $1.30 million, as cash from the FX cold former sale was partially offset by $1.05 million in capital expenditures, while $160,600 was used in discontinued operations. For the six month period ended March 31, 1997, net cash used in investing activities was $5.61 million, of which $2.07 million related to new equipment and $3.54 million related to the discontinued operation.

         In the current quarter, net cash used in financing activities was $3.83 million. The Company reduced its borrowings by $2.18 million under its bank line of credit arrangement and made payments totaling $1.52 million on long term obligations, which includes an early principal payment of $1.30 million. In the same prior year quarter, net cash provided by financing activities was $1.59 million, of which $2.09 million was provided by increased borrowing on the Company's bank revolving line of credit, offset by scheduled principal payments of $494,900. Cash provided by the bank revolver was principally used to fund the acquisition of Milford, working capital requirements to fund the Milford operation and progress payments on machinery and equipment orders.

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

Item 6.  Exhibits and Reports on Form 8-K.

         Form 8-K filed May 14, 1998, regarding the resignation of David J. Marczak, director, secretary, treasurer and chief financial officer.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECOM GENERAL CORPORATION
(Registrant)

By:  /s/ Robert A. Clemente                 May 15, 1998
    --------------------------------
       Robert A. Clemente
       Chairman, President and CEO

By:  /s/ Scott J. Konieczny                 May 15, 1998
    --------------------------------
       Controller and
       Principal Accounting Officer