Form 10-Q
period 1998-06-30
SECOM GENERAL CORP
filed 1998-08-14
CIK 790375

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                       For Quarter Ended June 30, 1998
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

                          SECOM GENERAL CORPORATION
                                  FORM 10-Q
                         QUARTER ENDED JUNE 30, 1998

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
Item 6.  Exhibits and Reports on Form 8-K................................ 14

                                   ASSETS
                                                 June 30,        Sept. 30,
                                                   1998            1998
                                                 --------        ---------
CURRENT ASSETS

   Cash ...................................     $    71,300     $   346,800

   Accounts receivable, net ...............       3,731,500       6,772,100

   Other receivables ......................         123,500         222,200

   Inventories ............................       4,747,500       6,136,900

   Prepaids and other .....................         247,300         465,900

   Deferred tax asset .....................                         651,000

   Net assets held for sale ...............       1,900,000

   Net assets of discontinued subsidiary ..       3,195,000
                                                -----------     -----------
          TOTAL CURRENT ASSETS ............      14,016,100      14,594,900


   Cash restricted for equipment ..........                         526,500

   Property, plant & equipment, net .......      13,186,300      28,002,300

   Other assets ...........................         750,900       3,084,600
                                                -----------     -----------
           TOTAL ASSETS ...................     $27,953,300     $46,208,300
                                                ===========     ===========

See notes to consolidated financial statements


                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                    June 30,      Sept. 30,
                                                      1998          1997
                                                    -------       --------
CURRENT LIABILITIES
   Current maturities of long term
     obligations ...........................     $  4,641,400   $  3,435,500

   Long term obligations classified
     as current ............................        7,382,000

   Trade accounts payable ..................        1,997,500      4,002,100

   Accrued wages and benefits ..............          658,000      1,014,800

   Accrued other ...........................        1,836,400        453,500

   Debt secured by assets of discontinued
     subsidiary ............................        2,478,900
                                                 ------------   ------------
     TOTAL CURRENT LIABILITIES .............       18,994,200      8,905,900

   Long term obligations ...................                      17,710,600

   Post retirement health care benefits ....                       3,396,100

   Other liabilities .......................                         485,100

   Deferred tax liabilities ................          452,900      1,411,000
                                                 ------------   ------------
     TOTAL LIABILITIES .....................       19,447,100     31,908,700
                                                 ------------   ------------

   Stockholders' equity common stock,
     $.10 par value 10,000,000 shares
     authorized:
     June 30, 1998 - 5,335,400 shares issued
     September 30, 1997 - 5,340,400 shares
     issued ................................          533,500        534,000

   Additional paid-in capital ..............       18,400,800     18,412,400

   Accumulated deficit .....................      (10,428,100)    (4,646,800)
                                                 ------------   ------------
     TOTAL STOCKHOLDERS' EQUITY ............        8,506,200     14,299,600
                                                 ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..     $ 27,953,300   $ 46,208,300
                                                 ============   ============

See notes to consolidated financial statements.

                           STATEMENTS OF OPERATIONS

                                           Three Months     Three Months      Nine Months       Nine Months
                                               Ended            Ended            Ended             Ended
                                           June 30, 1998    June 30, 1997    June 30, 1998     June 30, 1997
                                           -------------    -------------    -------------     -------------

NET SALES ...............................   $ 7,879,100      $ 9,145,900      $ 24,778,200     $ 26,380,500

COST OF SALES - PRODUCTION ..............     7,066,300        7,765,200        22,140,600       22,384,600
COST OF SALES - RESTRUCTURING CHARGES ...                                          900,000
                                            -----------      -----------      ------------     ------------
GROSS MARGIN ............................       812,800        1,380,700         1,737,600        3,995,900

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES ..............................     1,335,200        1,124,000         4,113,900        3,436,100
OTHER RESTRUCTURING CHARGES .............       400,000                          2,162,000
                                            -----------      -----------      ------------     ------------
INCOME (LOSS) FROM OPERATIONS ...........      (922,400)         256,700        (4,538,300)         559,800

OTHER INCOME (EXPENSE)
   Interest .............................      (197,600)        (290,300)         (728,100)        (822,400)
   Other, net ...........................        34,700           37,500            15,600          113,600
                                            -----------      -----------      ------------     ------------
LOSS FROM CONTINUING
   OPERATIONS BEFORE INCOME TAXES .......    (1,085,300)           3,900        (5,250,800)        (149,000)

INCOME TAX BENEFIT (EXPENSE) ............       136,400          (73,200)          541,100          (24,900)
                                            -----------      -----------      ------------     ------------
LOSS FROM CONTINUING OPERATIONS .........      (948,900)         (69,300)       (4,709,700)        (173,900)

DISCONTINUED OPERATIONS:
   Income (loss) from operations of
     discontinued subsidiary ............                        226,400          (993,700)         424,900
   Loss on disposal of subsidiary,
     including provision of $400,000
     for operating losses during phase-
     out period (including applicable
     income tax provision $258,900) .....                                          (78,000)
                                            -----------      -----------      ------------     ------------
NET INCOME (LOSS) .......................   $  (948,900)     $   157,100      $ (5,781,400)    $    251,000
                                            ===========      ===========      ============     ============
EARNINGS (LOSS) PER COMMON SHARE:
   Loss from continuing operations ......   $     (0.18)     $     (0.01)     $      (0.88)    $      (0.03)
   Income (loss) from operations of
     discontinued subsidiary ............                           0.04             (0.19)            0.08
   Loss on disposal of discontinued
     subsidiary .........................                                            (0.01)
                                            -----------      -----------      ------------     ------------
BASIC AND DILUTED INCOME (LOSS) PER
  COMMON SHARE ..........................   $     (0.18)     $      0.03      $      (1.08)    $       0.05
                                            ===========      ===========      ============     ============
BASIC AND DILUTED WEIGHTED AVERAGE
   SHARES OUTSTANDING ...................     5,335,400        5,460,000         5,335,900        5,474,200
                                            ===========      ===========      ============     ============

See notes to consolidated financial statements.

                           STATEMENTS OF CASH FLOWS

                                                Three Months    Three Months     Nine Months     Nine Months
                                                    Ended           Ended           Ended           Ended
                                                June 30, 1998   June 30, 1997   June 30, 1998   June 30, 1997
                                                -------------   -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Loss from continuing operations ............    $(948,900)    $   (69,300)    $(4,709,700)    $  (173,900)

  Adjustments to reconcile loss
    from continuing operations to net
    cash provided by (used in) operations:
      Depreciation and amortization ..........      517,300         593,600       1,915,300       1,728,400
      Provision for (benefit from)
        deferred taxes .......................     (120,500)        131,900        (526,100)         58,600
      (Gain) loss on sales of assets .........       (7,700)         (2,800)         (7,100)         15,700
      Increase (decrease) in allowance
        for doubtful accounts ................         (500)         25,000          81,700          31,000
      Restructuring charges ..................      400,000                       3,637,400

  Changes in assets and liabilities
    that provided (used) cash:
      Accounts and other receivables .........      180,200         381,400       1,449,200        (499,500)
      Inventories ............................      305,600         (93,500)        470,600        (646,200)
      Prepaids ...............................       96,700         (98,600)        125,600         142,600
      Other assets ...........................      100,500        (229,700)         13,300        (345,300)
      Accounts payable .......................     (726,800)        (87,900)       (741,600)       (150,300)
      Accrued liabilities ....................     (199,400)         32,800        (203,300)        420,800
  Net cash provided by (used in)
    discontinued operations ..................     (251,300)       (398,500)        793,400        (768,300)
                                                  ---------     -----------     -----------     -----------
Net cash provided by (used in)
  operating activities .......................     (654,800)        184,400       2,298,700        (186,400)
                                                  ---------     -----------     -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from the disposal of property,
    plant & equipment ........................                       14,100       2,503,000          14,100
  Collections on notes receivable ............       57,700           2,900          64,100           7,900
  Capital expenditures .......................      (62,300)       (538,300)     (1,110,200)     (1,904,200)
  Net cash provided by (used in)
    discontinued operations ..................       19,100        (850,900)       (141,500)     (5,097,800)
                                                  ---------     -----------     -----------     -----------
Net cash provided by (used in) investing
  activities .................................       14,500      (1,372,200)      1,315,400      (6,980,000)
                                                  ---------     -----------     -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Net change in bank line of credit ..........      795,000         524,000      (2,144,000)      5,256,300
  Proceeds from long-term obligations ........                      503,500         395,900         503,500
  Proceeds from issuance of common stock .....                        5,000                           5,000
  Purchases of common stock ..................                                      (11,900)
  Payments on long-term obligations ..........     (354,100)       (407,000)     (2,466,300)     (1,128,200)
  Net cash provided by (used in)
    discontinued operations ..................     (125,800)       (144,200)        336,700       3,660,900
                                                  ---------     -----------     -----------     -----------
Net cash provided by (used in) financing
  activities .................................      315,100         481,300      (3,889,600)      8,297,500
                                                  ---------     -----------     -----------     -----------
NET INCREASE (DECREASE) IN CASH ..............     (325,200)       (706,500)       (275,500)      1,131,100

CASH .........................................      396,500       2,157,200         346,800         319,600
                                                  ---------     -----------     -----------     -----------
CASH END OF PERIOD ...........................    $  71,300     $ 1,450,700     $    71,300     $ 1,450,700
                                                  =========     ===========     ===========     ===========
OTHER CASH FLOW INFORMATION - INTEREST PAID ..    $ 396,500     $   222,900     $   531,000     $   778,600
                                                  =========     ===========     ===========     ===========

See notes to consolidated financial statements.

                          SECOM GENERAL CORPORATION
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

General

            The consolidated financial statements included herein have been prepared by Secom General Corporation (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate so that the information presented is not misleading. In the opinion of management, the financial statements as of June 30, 1998 reflect all adjustments (including normal recurring accruals and other matters discussed herein) which are necessary to present a fair statement of the results for the period then ended. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 10-K for the fiscal year ended September 30, 1997.


Business

            The Company is a publicly traded holding company with four wholly owned subsidiaries operating in two business segments:

            Metal Parts Forming
                 o Uniflow Corporation  ("Uniflow")

            Tooling
                 o Form Flow, Inc. ("Form Flow")
                 o L & H Die, Inc. ("L & H Die")
                 o Micanol, Inc. ("Micanol")

            Early in the year, the Company had operated a third business segment, Production Machining, through its Milford Manufacturing subsidiary. The Company sold Milford's brake fluid valve machining assets and business in a March 1998 transaction, which had accounted for over 90% of its sales. Remaining assets in the Production Machining segment, consisting primarily of a starter motor shaft machining line of equipment, are shown at their estimated net realizable values.


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

            The Company had 313,000 shares of stock options outstanding at June 30, 1998 at a weighted average option price of $2 per share. Since the option prices were all at or above the stock's trading price as of June 30, 1998, they had no effect on the diluted EPS calculation


NOTE 2. INVENTORIES

            Inventories at June 30, 1998 and September 30, 1997 are summarized as follows (in thousands):

                                 June 30,       Sept. 30,
                                   1998           1997
                                 -------        ---------
Raw materials ...............     $  801         $1,102
Work-in-process .............      1,802          2,772
Finished goods ..............      2,145          2,263
                                  ------         ------
                                  $4,748         $6,137
                                  ======         ======


NOTE 3. DISCONTINUED OPERATIONS - PRODUCTION MACHINING SEGMENT

            The Company's Milford Manufacturing subsidiary had comprised its Production Machining segment. The assets and business of Milford's brake fluid valve part machining business, including the subsidiary's land and building, were sold in March 1998. The brake valve machining business had accounted for over 90% of Milford's sales base. The Company received $3 million in cash and was relieved of approximately $5.9 million of liabilities in the sale transaction. The Company had acquired the operation in November 1996.

            In July 1998, the Company also received $450,000 for the sale of certain Milford equipment associated with the machining of various automotive seating components. Milford's remaining assets and operations, consisting of a starter motor machining line of equipment, have been recorded at their net estimated realizable values.

            The results of the Production Machining segment have been reported separately as discontinued operations in the Consolidated Statements of Operations. Prior period consolidated financial statements have also been restated to present the Production Machining segment as a discontinued operation. Summarized results of the Production Machining segment are as follows:

(in thousands)
                                  Three Months    Three Months     Nine Months    Nine Months
                                       Ended         Ended            Ended          Ended
                                  June 30, 1998   June 30, 1997   June 30, 1998   June 30, 1997
                                  -------------   -------------   -------------   -------------
Net sales ......................    $ 751            $3,818          $ 8,686         $9,379
Total earnings (loss) related
  to discontinued operations ...     (450)              227           (1,522)           425


NOTE 4. RESTRUCTURING CHARGES - METAL PARTS FORMING SEGMENT

            The Company's Metal Parts Forming segment is comprised of the Uniflow subsidiary. During the quarter ended March 31, 1998, the Company began implementing a restructuring plan at Uniflow. The plan includes emphasizing the cold forging business, while selling off much of its cold heading capacity and business. As a result, the Company recorded asset writedowns in connection with the restructuring in the March 31, 1998 and June 30, 1998 quarters. Those charges covered costs of discontinuing certain product lines, including related machinery writedowns, and costs associated with the consolidation of production into two facilities from three. Also, in conjunction with the restructuring, the Company recorded writedowns of machinery and equipment consistent with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Major components of the Uniflow restructuring charges recorded in the quarter ended March 31,1998 are as follows:

            Discontinued product lines -
                inventories & related costs       $  680
            Plant consolidation costs                220
                                                     ---
            Cost of sales - restructuring            900

            Machinery writedowns                     900
            Goodwill                               1,620
            Less gain on Uniflow machine            (758)
                                                  ------
            Other restructuring costs              1,762

            During the quarter ended June 30, 1998, the Company recorded additional asset writedowns totaling $400,000, related to Uniflow assets held for sale. The additional reserves reflect revised estimates of the net realizable values of these assets.

NOTE 5. LONG TERM DEBT AND WORKING CAPITAL LINE OF CREDIT

            Long term debt principally consists of real estate mortgages, equipment term notes, and industrial revenue bonds. Some of the loan agreements associated with long term debt and the Company's working capital bank line of credit impose financial covenants requiring the Company to maintain certain levels of working capital, specified leverage ratios and certain levels of fixed expense coverage.

            As a result of recent operating losses, the Company was unable to remain in compliance with certain lender financial covenants. Accordingly, all long term debt subject to covenant violations has been reclassified as current. Despite the non-compliance with certain financial covenants, the Company has made every scheduled payment of principal and interest on a timely basis. The Company is in the process of negotiating revised covenants and other debt terms with those lenders.

            Through March 31, 1998, the Company had operated under a committed three-year bank revolving line of credit with its primary lender. As a result of the subsequent covenant violations, that lender has stipulated that the revolving line become a "due on demand" instrument. Based on recent discussions with the lender, the Company believes it will enter into a forbearance agreement, whereby that lender will agree to continue to extend credit for a period of 60 to 90 days. After that time period, the lender will reassess the Company's financial status and the basis, if any, by which it would continue to extend credit to the Company. Under the current line of credit arrangement, maximum borrowings against inventory were reduced from $1 million to $500,000 in July 1998.

            The equipment related to remaining Milford operations is financed under Industrial Development Revenue Bonds (the "Bonds") issued by the Company to one financial institution. Outstanding principal on this debt was approximately $2.5 million at June 30, 1998 and is collateralized by equipment with a net book value of approximately $3.2 million. This equipment is in the process of being moved to another locality as part of the steps to discontinue operating in that segment. Moving that equipment to another locality requires an early extinguishment of the related Bonds.


NOTE 6. PROPERTY, PLANT AND EQUIPMENT

            Property, plant and equipment at June 30, 1998 and September 30, 1997 are summarized as follows (in thousands):

                                June 30,      Sept. 30,
                                  1998           1997        Life
                                -------       ---------      ----
Machinery...................     $15,027      $26,678        2 to 20 years
Buildings and improvements..       4,773        6,581        3 to 30 years
Land........................         448          897        n/a
Furniture and fixtures......       1,767        1,735        5 to 7 years
Vehicles....................         123          149        3 years
Construction in
  progress/other............          12        1,334        n/a
                                 -------      -------
Total.......................      22,150       37,374
Accumulated depreciation....      (8,964)      (9,372)
                                 -------      -------
Net property, plant and
  equipment.................     $13,186      $28,002
                                 =======      =======

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

            In the quarter ended March 31, 1998, the Company sold a substantial portion of the assets and business associated with a third segment - Production Machining. This segment was comprised of the Milford Manufacturing facility, which was recently sold, and is now shown as a discontinued operation. Prior statements of operations have been restated to reflect this discontinued operation and the Company recorded an estimated loss of $78,000 on the Milford disposal, which includes an accrual of $1.7 million related to the remaining Milford assets and business that were not sold, its starter motor shaft machining line. The accrued reserves cover estimated operating losses until disposal of the line and the writedown of that machinery to its estimated net realizable value.

            Various circumstances have made the sale of the starter motor shaft machining line assets and business unlikely in the near term. Those circumstances involve contractual terms with the customer for those parts, production related issues and the terms of the debt financing associated with that machining line. To overcome some of these obstacles, the Company is negotiating with another manufacturer for the "turn-key" production of parts for delivery to the customer. Under this scenario, while the Company would retain substantial ongoing economic risk related to this production, it would recoup its machinery and startup costs based on pieces sold to the customer. Successful implementation of this plan is dependent on customer approval, the ability of the subcontractor to adequately perform and the Company's ability to refinance approximately $2.5 million in debt secured by this equipment. Management hopes to have a definite plan underway with respect to the starter motor machining line in the quarter ending September 30, 1998.

            During the quarter ended March 31, 1998, the Company developed a restructuring plan to significantly reduce continuing operating losses at its Uniflow unit. Under this plan, Uniflow is emphasizing its traditional press forging product lines, while curtailing its cold heading capabilities and business. Despite these efforts, losses widened in the quarter ended June 30, 1998, as productivity continued to decline. Management attributes some of the lower production efficiency to its plant consolidation efforts during the quarter. The Company may consider additional restructuring steps or other options if the Uniflow losses are not curtailed in the near term.

            In conjunction with the restructuring, the Company has written-off certain assets associated with product lines that are no longer part of Uniflow's continuing core business. In March 31, 1998, those write-offs totaled $2.66 million and include the write-off of $1.62 million in remaining goodwill recorded in connection with the 1991 acquisition of Uniflow. These writeoffs were partially offset by the $758,000 gain realized on the sale of Uniflow's six die-station cold header machine in March 1998. In the quarter ended June 30, 1998, the Company recorded additional writeoffs totaling $400,000, reflecting a revision to its previous estimates on the net realizable value of various Uniflow assets for sale.

            The continuing Uniflow operating losses have caused the Company to conserve its working capital. In July 1998, the Company's primary lender stipulated that its committed working capital revolver line of credit become a "due on demand" instrument. Based on recent discussions, the Company believes it will enter into a forbearance agreement with its primary lender, whereby that lender will agree to continue to extend credit for a period of 60 to 90 days. After that time period, the lender will reassess the Company's financial status and the basis, if any, by which it would continue to extend credit to the Company. Under the current line of credit arrangement, maximum borrowings against inventory were reduced from $1 million to $500,000 in July 1998.

            In the near term, the Company's ability to continue to fund operations will be dependent on its subsidiary operating results, particularly its Uniflow unit. Management will consider additional steps to generate liquidity based on those results, which could include additional restructuring, asset sales and debt refinancing.

            The Company recorded a net loss of ($948,900) in the current quarter, or ($0.18) per share, compared to net income of $157,100, or three cents per share, in the same prior year quarter. For the nine months ended June 30, 1998, the Company recorded a net loss of ($5,781,400), or ($1.08) per share, compared to net income of $251,000, or five cents per share, in the same prior year period.



                           RESULTS FROM OPERATIONS

                                SEGMENT REVIEW


Metal Parts Forming Segment
(in thousands)

                             Three Months Ended                  Nine Months Ended
                      --------------------------------    -------------------------------
                      6/30/98            6/30/97          6/30/98          6/30/97
                      Amount     %       Amount    %      Amount     %     Amount     %
                      -------  -----     ------  -----    -------  -----   -------  -----
Net sales (1)         $4,044   100.0     $5,155  100.0    $13,914  100.0   $13,959  100.0
Gross margin            (341)   (8.4)       192    3.7     (1,880) (13.5)      207    1.5
Operating expense        729    18.0        465    9.0      3,353   24.1     1,254    9.0
Operating loss (2)    (1,070)  (26.5)      (273)  (5.3)    (5,233) (37.6)   (1,047)  (7.5)

---------
(1) Includes intercompany activity.
(2) Before interest, bad debt and unallocated corporate overhead expense.

            The Metal Parts Forming segment, comprised of Uniflow
Corporation, manufactures metal parts from tube, bar and coil, using cold forging and cold forming techniques. Primary parts currently manufactured are suspension ball joint housings, transmission shafts and gear housings and truck wheel studs.

            Uniflow's sales decreased 21.6% in the current quarter compared to the same quarter last year. The current quarter sales decreases are largely a result of Uniflow's business restructuring. In the prior year quarter, Uniflow generated approximately $1.2 million in airbag housing parts and cold formed parts, for which it had no sales in the current quarter. Sales of Uniflow's core business products fluctuated for the current quarter comparative period. Although incoming orders remained strong for wheel studs, sales of this product line declined moderately for the comparative current quarter, due to lower productivity, affected partially by plant consolidation efforts. Sales of transmission and suspension parts were higher, due to sales of two new transmission parts that started in late 1997 and strong orders for suspension parts.

            For the nine months year to date, Uniflow sales were essentially flat, although the sales mix changed significantly. Sales of transmission parts increased by almost 70%, due to the shipment of the two additional part variations, while sales of wheel studs and suspension parts increased moderately.

            Uniflow's gross margin was negative in the current quarter at (8.4%), as a percentage of sales, compared to 3.7% of sales in the same prior year quarter. For the nine month comparative periods, the gross margin was (13.5%) and 1.5%, respectively. The comparative declines in gross margin for the quarter and year-to-date periods reflects higher labor and factory support cost and $900,000 of costs related to Uniflow's restructuring recorded in the quarter ended March 31, 1998. Labor costs were higher largely due to plant consolidation costs, QS 9000 certification efforts, and overall declines in production efficiency. The restructuring charges were related of discontinuing product lines and plant consolidation costs. Management is emphasizing production scheduling, job preparation (setup, tooling, etc.) and product pricing to improve its gross margin.

            Operating expense was 18.0% in the current quarter (as a percentage of sales), compared to 9.0% of sales in the prior comparative quarter. Operating expense was higher in the current quarter due to the $300,000 writedown of certain assets held for sale to their estimated net realizable values and the loss of approximately $100,000 realized on the sale of miscellaneous equipment. For the nine month comparative periods, operating expense was 24.1% and 9.0%, respectively. In addition to the current quarter writedowns, the year to date increase in operating expense reflects the writeoff of $1.62 million of goodwill, which was recorded in the March 1998 quarter.

Tooling Segment
(in thousands)
                             Three Months Ended                  Nine Months Ended
                      --------------------------------    -------------------------------
                      6/30/98            6/30/97          6/30/98          6/30/97
                      Amount     %       Amount    %      Amount     %     Amount     %
                      -------  -----     ------  -----    -------  -----   -------  -----
Net Sales (1)         $4,415   100.0     $4,592  100.0    $13,371  100.0   $13,793  100.0
Gross margin             985    22.3      1,201   26.2      3,075   23.0     3,611   26.2
Operating expense        598    13.5        572   12.5      1,747   13.1     1,681   12.2
Operating profit (2)     387     8.8        629   13.7      1,328    9.9     1,930   14.0

---------
(1) Includes intercompany activity
(2) Before interest, bad debt and unallocated corporate overhead expense.

            The Tooling segment ("Tooling"), comprised of Form Flow, L & H Die and Micanol, manufactures production tooling for the cold heading/forming industry. Subsequent to June 30, 1998, the Company moved its Micanol operation from Novi, Michigan to its L & H Die facility in Romulus, Michigan.

            Tooling sales decreased 3.9% in the current quarter compared to the same quarter last year, while for the nine month comparative period sales decreased 3.1%. Management attributes the sales decline during the current periods to slower orders within the entire cold heading industry compared to the same periods in the prior year, when industry orders were stronger. Management believes that the lower sales reflects a normal fluctuation within its marketplace.

            Tooling gross profit as a percentage of sales for the current quarter was 22.3%, compared to 26.2% in the prior comparative quarter. For the nine month comparative periods, gross profit was 23.0% and 26.2%, respectively. The gross profit decreases for the comparable periods were primarily attributable to the lower sales level combined with higher labor costs. Management expects improved labor utilization through the recent consolidation of Micanol's operation within L & H Die's facility.

            Tooling operating expense was slightly higher in the current quarter, as a percentage of sales, at 13.5% compared to 12.5% in the same prior year quarter. For the nine month year to date comparative periods, operating expense was 13.1% of sales and 12.2% of sales, respectively. The slightly higher operating expense for the comparative periods presented primarily reflects higher administrative personnel expense.


Corporate Overhead and Interest Expense

            Unallocated corporate overhead was $498,600 in the current quarter, compared to $238,300 in the same period of the prior year. For the nine month comparative periods, corporate overhead was $1.40 million compared to $736,800 in the prior year. The increases for the comparative periods were principally due to higher building and machinery depreciation expense and higher personnel expense. The increased depreciation reflects machinery owned directly by the Company, primarily production equipment utilized by Uniflow to machine transmission parts, and increased depreciation resulting from investments in new information systems. The higher personnel expense reflects additional personnel relating to managing the information systems as well as additional assistance with subsidiary manufacturing efforts.

            Interest expense for the current quarter was $197,600 compared to $290,300 in the same prior year period. For the nine month comparative periods, interest expense was $728,100 and $822,400, respectively. The lower interest expense primarily reflects lower borrowings for the comparative quarter and year to date periods. Borrowings have been reduced in the current comparative periods as proceeds from various asset sales have been used to reduce debt.


                      FINANCIAL CONDITION AND LIQUIDITY

            As a result of continuing operating losses, the Company was in default of various debt covenants with two lenders, causing a default situation with all of its secured debt lenders. Consequently, all long-term debt in covenant violation has been reclassified as current liabilities. Management is negotiating with its lenders to develop mutually acceptable terms upon which to continue the Company's debt funding on a long term basis. Those negotiations will include attempts to refinance the $2.5 million in industrial revenue bonds that are secured by the starter motor shaft line, as the moving of that collateral requires an early extinguishment of those bonds. The success of those efforts will be largely dependent on the timeframe by which management can significantly reduce continuing operating losses. Despite the covenant default situation, the Company has made every scheduled payment of principal and interest through August 1998 on a timely basis.

            Net cash used in operating activities, before changes in working capital items, was $160,300 in the quarter ended June 30, 1998, while working capital changes and discontinued operations used $494,500 for net cash used in operating activities of $654,800. The operating use of cash primarily reflects operating losses from the Company's Uniflow unit. In the prior year quarter, net cash provided by operating activities, before changes in working capital items, was $678,400, while working capital changes and discontinued operations used $494,000, for net cash provided by operating activities of $184,400. In the prior year quarter, the positive cash provided by operating activities primarily reflected the lower operating loss for the quarter compared to the current period.

            For the nine months ended June 30, 1998, net cash provided by operating activities, before changes in working capital items, was $391,500, while working capital items and discontinued operations provided $1.91 million, for a total of $2.30 million cash from operating activities. The nine month loss from continuing operations of $4.71 million includes nonrecurring writedowns of $3.64 million relating to Uniflow's restructuring. Accounts receivable provided cash of $1.45 million, which was largely related to the collection of accounts from the discontinued operation. In the prior year period, net cash from operating activities, before changes in working capital, was $1.66 million, while working capital items and discontinued operations used $1.85 million, for net cash used in operations of $186,400. The working capital use of cash primarily related to higher accounts receivable and inventories relating to the ramping up of various Uniflow projects.

            Net cash provided by investing activities was $14,500 in the current quarter. Capital expenditures totaled $62,300 during the current quarter, primarily for the Tooling segment. In the same prior year quarter, net cash used in investing activities was $1.37 million, as Uniflow acquired new equipment for its expanded transmission part business, while discontinued operations used $850,900, primarily equipment for its starter motor shaft machining line. For the nine month period ended June 30, 1998, net cash provided by investing activities was $1.31 million, as cash from the FX cold former sale was partially offset by $1.11 million in capital expenditures. Those expenditures were primarily for a building expansion at L & H Die, production tooling at Uniflow and corporate wide information systems. For the nine month period ended June 30, 1997, net cash used in investing activities was $6.98 million, of which $1.9 million related to new equipment, primarily for Uniflow's expanded transmission part machining capability, while $5.1 million related to the discontinued operation, which was primarily for funding of the starter motor shaft machining line.

            In the current quarter, net cash provided by financing activities was $315,100. The Company increased its borrowings by $795,000 under its bank line of credit arrangement to fund operations, offset by scheduled debt payments totaling $354,100 on long term obligations. In the same prior year quarter, net cash provided by financing activities was $481,300, of which $524,000 was provided by increased borrowing on the Company's bank revolving line of credit, offset by scheduled principal payments of $407,000.

            For the nine months ended June 30, 1998, net cash used in financing activities was $3.89 million, as the Company reduced its bank line of credit by $2.1 million, primarily from the sale of the Milford assets and the Uniflow FX 1250 cold former, while payments on long term obligations totaled $2.47 million. An early principal payment of $1.2 million was made in conjunction with the sale of Uniflow's FX 1250 cold former in March 1998. In the prior year nine month period, net cash provided by financing activities was $8.30 million, as the bank line of credit was used to acquire the Milford operation and fund its working capital. Also, in the prior year, discontinued operations provided $3.66 million in cash from financing activities, primarily related to bond draws for the progress payments due on machinery for the starter motor shaft machining line.

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

Item 6.     Exhibits and Reports on Form 8-K.

            Not applicable.


            A Report on Form 8-K was filed by the Company on June 22, 1998 with respect to the restructuring of the Company's executive management.

                                  SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECOM GENERAL CORPORATION
(Registrant)


By:  /s/ Paul Clemente                          August 14, 1998
    --------------------------------
       Paul Clemente
       Vice President

By: /s/ Scott J. Konieczny                       August 14, 1998
    -------------------------------
       Controller and
       Principal Accounting Officer