Form 10-Q/A
period 1998-06-30
SECOM GENERAL CORP
filed 1998-08-27
CIK 790375

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
Item 6.  Exhibits and Reports on Form 8-K................................ 14

                                   ASSETS
                                                 June 30,        Sept. 30,
                                                   1998            1997
                                                 --------        ---------
CURRENT ASSETS

   Cash ...................................     $    71,300     $   346,800

   Accounts receivable, net ...............       3,731,500       6,772,100

   Other receivables ......................         123,500         222,200

   Inventories ............................       4,747,500       6,136,900

   Prepaids and other .....................         247,300         465,900

   Deferred tax asset .....................                         651,000

   Net assets held for sale ...............       1,900,000

   Net assets of discontinued subsidiary ..       3,195,000
                                                -----------     -----------
          TOTAL CURRENT ASSETS ............      14,016,100      14,594,900


   Cash restricted for equipment ..........                         526,500

   Property, plant & equipment, net .......      13,186,300      28,002,300

   Other assets ...........................         750,900       3,084,600
                                                -----------     -----------
           TOTAL ASSETS ...................     $27,953,300     $46,208,300
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


            In the quarter ended March 31, 1998, the Company sold a substantial portion of the assets and business associated with a third segment - Production Machining. This segment was comprised of the Milford Manufacturing facility, and is now shown as a discontinued operation. Prior statements of operations have been restated to reflect the discontinued operation. The Company recorded an estimated loss of $78,000 on the Milford disposal, which includes an accrual of $1.7 million related to the remaining Milford assets and business that were not sold, its starter motor shaft machining line. The accrued reserves cover estimated operating losses until disposal of the line and the writedown of that machinery to its estimated net realizable value.


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

SECOM GENERAL CORPORATION
(Registrant)



By:  /s/ Paul Clemente                          August 27, 1998
    --------------------------------
       Paul Clemente
       Vice President

By: /s/ Scott J. Konieczny                      August 27, 1998
    -------------------------------
       Controller and
       Principal Accounting Officer