Form 10-K
period 1998-09-30
SECOM GENERAL CORP
filed 1999-01-13
CIK 790375

FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended September 30, 1998

                        Commission file number 0-14299

                          SECOM GENERAL CORPORATION
            (exact name of registrant as specified in its charter)


          DELAWARE                                    87-0410875
(State or other jurisdiction               (IRS Employer Identification No.)
      of incorporation
      or organization)


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to
such filing requirements for the past 90 days.   Yes __ X __   No _______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

As of January 5, 1999, 5,335,400 shares of the Registrant's Common Stock were outstanding and the aggregate market value of such Common Stock held by non-affiliates (based on the closing price on that date as reported on the NASDAQ National Market System) was approximately $1,544,000.


                     DOCUMENTS INCORPORATED BY REFERENCE

                                     None

                              TABLE OF CONTENTS

                                    PART I

                                                                         Page
                                                                         ----

Item 1.    Business                                                        4

Item 2.    Properties                                                      9

Item 3.    Legal Proceedings                                               9

Item 4.    Submission of Matters to a Vote of Security Holders             9

                                   PART II

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters                                             9

Item 6.    Selected Financial Data                                        10

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            10

Item 8.    Financial Statements and Supplementary Data                    17

Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                            17

                                   PART III

Item 10.   Directors and Executive Officers of the Registrant             17

Item 11.   Executive Compensation                                         18

Item 12.   Security Ownership of Certain Beneficial Owners and
           Management                                                     22

Item 13.   Certain Relationships and Related Transactions                 24

                                   PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports
           on Form 8-K                                                    25

                                    PART I

ITEM 1. BUSINESS

GENERAL

         Secom General Corporation, a Delaware corporation (the "Company") is a holding company with the following wholly owned operating subsidiaries:

Metal Parts Forming Segment:

         *        Uniflow Corporation ("Uniflow") acquired in 1991

Tooling Segment:

         *        Form Flow, Inc. ("Form Flow") acquired in 1987

         *        L&H Die, Inc. ("L&H") acquired in 1987

         *        Micanol, Inc. ("Micanol") acquired in 1990

Production Machining Segment - Discontinued Operations:

         * MMC Manufacturing Corp., formerly known as Milford Manufacturing Corporation ("Milford") acquired in November 1996 and discontinued during 1998

         In transactions occurring in March, July and October 1998, the Company sold all of the assets of Milford. Refer to "Discontinued Operations - Production Machining Segment" on page 8 for a description of the foregoing.

         In October 1998, the Company engaged the investment banking firm of Goldsmith, Agio, Helms Securities, Inc. ("GAHS") to assist the Company in a possible merger, sale or similar transaction related to the Company or its subsidiaries. The engagement is for a minimum six month period and gives the Company the right to reject any and all offers submitted by GAHS.

         The Company's corporate mailing address is 46035 Grand River Avenue, Novi, Michigan 48374; its telephone number is (248) 305-9410 and its facsimile number is (248) 347-2829.

         Except as otherwise indicated by the context, any reference to the "Company" shall mean the Company and its subsidiaries. The Company's fiscal year-end is September 30.

EXECUTIVE OFFICERS OF THE COMPANY

         The executive officers of the Company (who serve as such at the pleasure of the Board of Directors), their ages and the position or office held by each, are as follows:

         Name               Age       Positions with the Company
         ----               ---       --------------------------

Robert A. Clemente          45        Chairman of the Board since 1994 and
                                      Director since 1993

Martin J. Eidemiller        41        Vice President since 1994, Member of
                                      the Operating Committee and Director
                                      since June 1998

Paul D. Clemente            35        Vice President since 1997 and Member
                                      of the Operating Committee since June
                                      1998

Terry L. Hamilton           51        President of Uniflow since 1997 and
                                      Member of the Operating Committee since
                                      June 1998.

Scott J. Konieczny          34        Secretary and Treasurer since June
                                      1998

         In June 1998, Robert Clemente relinquished his position as president and chief executive officer of the Company. The Company's board of directors appointed Martin Eidemiller, Paul Clemente and Terry Hamilton to an operating committee which, since June, has fulfilled the duties of the Company's president on an interim basis until a new president is appointed.

FORWARD-LOOKING STATEMENTS

         Statements herein concerning expectations for the future constitute forward-looking statements within the meaning of the Securities Exchange Act of 1934 and are subject to a number of known and unknown risks, uncertainties and other factors which might cause actual results to differ materially from those expressed or implied by such forward-looking statements. Long term growth of the Company may be affected by changes in the automotive, trucking and construction industries, relations with collective bargaining unit employees, general economic trends (including inflation and unemployment rates), interest rates, and the availability and cost of financing.

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

BACKLOG AND SEASONALITY

         Customer releases generally cover a period of three months or less. Because the Company receives successive customer releases of products which are subject to continual change in the short-term, management believes that its backlog is not a relevant indicator of the level of its present or future sales. Sales of the Company's parts, tooling and services are not considered seasonal.

METAL PARTS FORMING SEGMENT

GENERAL

         The Metal Parts Forming Segment is comprised of Uniflow, a QS 9000 certified company, which primarily manufactures automotive and truck parts from steel bar, coil and tubing using cold forging and forming machines and various types of secondary machining, such as CNC lathes, threadrolling and piercing equipment. During 1998, the Company restructured Uniflow's operations. Major steps undertaken in the restructuring effort included discontinuing certain product lines, the emphasis of Uniflow's traditional cold forging business, the consolidation of its operations from three facilities to two, and the sale of its FX 1250 cold former.

SALES AND COMPETITION

         Uniflow's fiscal 1998 sales were comprised as follows: 22% wheel studs for heavy and light duty trucks (original equipment manufacturers or "OEM" and service part manufacturers or "aftermarket"); 35% transmission gear housings and component shaft parts; 29% automobile ball joint suspension housings (OEM and aftermarket); and 14% miscellaneous cold headed and cold forged parts (OEM).

         Competition within the cold forging and forming business varies with each product line and customer volume requirements. Generally, Uniflow specializes in smaller volumes, although it supplies higher volume OEM part requirements as well. Competitors are numerous in each segment and includes subsidiaries of large corporations as well as smaller independent entities.


         Uniflow's sales are concentrated with a few customers, as five customers comprised 78% of revenue for the fiscal year ended September 30, 1998. If Uniflow were to lose a significant customer, management believes that it could replace that business within an estimated timeframe of 6 to 18 months, although its gross profit margin could be adversely affected. Uniflow's sales backlog usually covers a period of approximately three months of work; actual sales vary with final release instructions from customers. Uniflow sells principally to customers in the United States.

MANUFACTURING AND ENGINEERING

         Uniflow manufactures parts from steel bar, coil and tubing using cut-off machines, cold forging hydraulic presses, cold heading machines, CNC turning centers, threadrollers, broaching and piercing machines. Although part production can involve up to 14 different production steps, primary equipment consists of cold forging presses and cold forming (header) machines, which form the parts into their general size and shape.

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

EMPLOYEES

         As of September 30, 1998, Uniflow employed a total of 145 full-time employees compared to 189 in the prior year, as follows: 126 direct and indirect labor (including factory floor supervision), 6 engineering, 1 sales, 6 office and 6 management. Approximately 120 employees are subject to a collective bargaining agreement that expires in April 2000.

TOOLING SEGMENT

GENERAL

         The Company's Tooling Segment ("Tooling Operations" or "Tooling Units") is comprised of Form Flow, L&H and Micanol. In July 1998, the Company significantly reduced the size of Micanol by selling certain equipment and transferring the remaining assets and business to L&H. In 1995, the Company sold most of the assets and operations of its Triple tooling subsidiary, while Form Flow absorbed its remaining operating assets, principally its electro-diode machining capability.

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

         As part of its sales and service, the Tooling Operations design and development staff will advise customers about tooling issues and other engineering matters related to the production of hot and cold formed parts. Tool orders (without design services) typically can take 4 to 10 weeks to complete, while design and development orders can span over a period of months.

SALES AND COMPETITION

         The Tooling Unit's customers are numerous and cover a wide variety of industries, although the six largest customers comprised 49% of revenues for the fiscal year ended September 30, 1998. If a significant customer was lost, management believes that it could be replaced within an estimated timeframe of 6 to 18 months, although its gross profit margin could be adversely affected. The Tooling Operation's customers manufacture items such as industrial fasteners, hand tools, automotive parts, tubing, consumer items, munitions and a wide array of OEM assembly parts. The Tooling Unit's customers include OEM and aftermarket suppliers and are predominantly related to the automotive industry. Continuing customer relations are important, as significant revenue is derived from tooling reorders.

         The Tooling Operations operate in fragmented markets with numerous competitors. Generally, independent competitors are smaller companies ranging in size from 10 employees to up to 100 employees. The Tooling Units also compete with its customers internal tooling capabilities, as customers typically have their own tool facilities to support production. Management believes consistent success is dependent principally on tool quality and durability, on-time delivery and price competitiveness. The Tooling Unit's design and engineering services allow it to compete for tool development work; management believes these services provide the Company a significant advantage in attracting new customer business. The Tooling Units sell principally to customers in the United States.

MANUFACTURING AND ENGINEERING

         All tooling orders are manufactured to customer specifications as indicated on tool drawings. Tools are made from bar stock steel or carbide blanks and generally are routed through a production sequence that includes cutting, turning (CNC/lathe work), heat treating, grinding, polishing and coating.

         Form Flow and L&H have separate plant facilities. Design and engineering services are located at a Form Flow facility, and are offered by all three of the Tooling Units.

EMPLOYEES

         As of September 30, 1998, the Tooling Operations employed a total of 134 full-time employees compared to 155 in the prior year, as follows: 109 direct and indirect labor (including factory floor supervision), 4 engineering, 3 sales, 12 office and 6 management.

DISCONTINUED OPERATIONS - PRODUCTION MACHINING SEGMENT

         The Company's Production Machining Segment was comprised of the its' wholly owned subsidiary, MMC Manufacturing Corp., f/k/a Milford Manufacturing Corporation ("Milford"), which was acquired in November 1996. Milford manufactured various aluminum brake components and a type of starter motor shaft for the automotive industry. In separate transactions occurring in March, July and October 1998, all of Milford's assets were sold due to its deteriorating operating results. (See Note 2 to the consolidated financial statements included elsewhere in this Form 10-K for a description of the disposition.)

ITEM 2. PROPERTIES

         The Company's mailing address is 46035 Grand River Avenue, Novi, Michigan 48374. The subsidiaries operate in the following facilities, all of which are owned by the Company:

         1. Form Flow is located in two 12,600 square foot adjacent buildings on approximately four acres of land at 6901 and 6999 Cogswell in Romulus, Michigan 48174. Its telephone number is (734) 729-3100.

         2. L&H and Micanol are located in a 17,400 square foot building on approximately two acres of land at 38200 Ecorse Road, Romulus, Michigan 48174 and its telephone number is
                  (734) 722-8011.

         3. Uniflow is located in three buildings on approximately six acres of land in Novi, Michigan 48374: (1) 12,400 square feet at 46001 Grand River Avenue, (2) 16,700 square feet at 46035 Grand River Avenue and (3) 32,000 square feet at 46039 Grand River Avenue. Its telephone number is (248) 348-9370.

ITEM 3. LEGAL PROCEEDINGS

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

                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's common stock (trading symbol "SECM") traded on NASDAQ from June 1987 and on the NASDAQ National Market System (NMS) from January 1992. In November 1998, the Company's common stock was scheduled to be delisted from trading on NASDAQ as a result of the Company failing to meet certain minimum listing requirements. The Company has requested a hearing to appeal the proposed delisting action and the delisting action has been stayed pending the outcome of the Company's appeal. The appeal is scheduled to occur in January 1999. The following table sets forth (for the respective period indicated) the high and low trade for the common stock as reported by NASDAQ. Trade prices do not include retail markups, markdowns or commissions.


      QUARTER ENDED             HIGH TRADE                 LOW TRADE
      -------------             ----------                 ---------
         12/31/96                  3.06                       2.50
         3/31/97                   3.31                       2.19
         6/30/97                   2.94                       2.00
         9/30/97                   2.69                       2.19
         12/31/97                  2.50                       1.69
         3/31/98                   2.25                       1.50
         6/30/98                   2.50                       1.38
         9/30/98                   1.72                        .31

         On September 30, 1998 there were approximately 800 nominees/persons of record that held the Company's common stock. Of those listed of record, approximately 2.6 million shares were held by brokers and nominees representing an undetermined number of beneficial stockholders.

         Owners of common stock are entitled to receive dividends declared by the Board of Directors out of funds legally available therefor. The Company has never paid a cash dividend and does not anticipate paying cash dividends in the foreseeable future. Its policy is to retain earnings so it can provide funds for operations of its business. In addition, bank loan agreements prohibit the payment of cash dividends.


ITEM 6.  SELECTED FINANCIAL DATA.

         See page F-23 of the consolidated financial statements for selected financial data as of September 30, 1998, 1997, 1996, 1995, and 1994 and for the years then ended as required by this Item. This information should be read in conjunction with the consolidated financial statements and the footnotes thereto referred to in Item 14(a)(1) of this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in the Form 10-K.

OVERVIEW

         This management's discussion and analysis of financial condition and results of operations includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below, that may cause results to differ materially from historical results or those anticipated. In this report the words "expects", "anticipates", "believes", and similar expressions identify forward-looking statements, which speak only as to the date hereof.

         The Company's 1998 sales of $31.7 million were lower than 1997 sales of $35 million because of discontinued product lines at Uniflow and lower sales at the Tooling Group. The net loss from continuing operations was $6.1 million, or ($1.13) per share, compared to a loss from continuing operations in 1997 of ($47,000), or one cent per share. The increase in the loss was due primarily to increasing operating losses at Uniflow, which included certain restructuring charges.

         During 1998, management focused its efforts on curtailing the losses stemming from the Milford and Uniflow units. Management's plan was twofold: to discontinue Milford and restructure Uniflow's operations. Milford's primary operations were sold mid-year, while its starter-motor machining line was sold after the September 30, 1998 year-end. Uniflow's restructuring steps involved a series of major plant and equipment consolidation moves, which adversely affected productivity throughout the year.

         The Uniflow restructuring is still in process subsequent to the fiscal year end, with the primary focus on repricing parts to acceptable profit margin levels. Although the full impact of the parts repricing will not be known for a period of months, it appears that this effort has significantly narrowed Uniflow's operating losses based on operating results for October, November and December 1998.

         The Tooling Operations recorded lower operating income compared to the prior year due to a slowdown of orders and additional expenses associated with the consolidation of Micanol into L&H (see segment review below).

         The Company's cash flow from operations combined with cash generated from the sales of the Milford and Uniflow assets was sufficient to fund operations through the end of the fiscal year, including the timely payment of all scheduled debt obligations. Nevertheless, cash flow from operations was not sufficient to maintain compliance with certain bank covenants. The Company is working with its secured lenders closely and has continued to make all scheduled debt payments through December 1998. In November 1998, the Company entered into an amendment and extension agreement with its primary lender, which provides financing through February 1, 1999. Management believes that its cash flow outlook for 1999 has improved substantially with the culmination of certain events during and after fiscal 1998, as described above.

         Management believes it can extend current debt facilities with existing lenders or refinance with other lenders on a continuing basis. The Company believes that cash flow from operations and amounts available on its line of credit will be sufficient to fund continuing operations and debt service through fiscal 1999.

        While management is committed to continuing its efforts to improve operating results in the normal course of business over the long term, it nevertheless also retained the investment banking firm of Goldsmith, Agio, Helms Securities, Inc. in November 1998 to assist it in evaluating the prospects of selling all or a portion of the Company or its assets or effectuating a merger or partnership with another company. Although the Company will consider any meaningful offer on favorable terms in order to maximize shareholder value, the Company still considers continuing as an independent profitable entity as a viable alternative.

RESULTS OF OPERATIONS BY SEGMENT

METAL PARTS FORMING SEGMENT

         Chart of three-year comparative operating results (in thousands):

                                           1998                        1997                      1996
                                           ----                        ----                      ----
                                     AMOUNT       %             AMOUNT        %           AMOUNT         %
                                     ------      ---            ------       ---          ------        ---
Net Sales                           $17,186     100.0          $18,930      100.0         $14,748      100.0
Gross Profit (Differential)          (2,613)    (15.2)             331        1.8           1,197        8.1
Operating Expenses                    3,765      21.9            1,726        9.1           1,898       12.9
Operating Loss 1/                    (6,378)    (37.1)          (1,395)      (7.4)           (701)      (4.8)

--------------------
1/       Before interest, bad debt and corporate overhead expense.

         The Metal Parts Forming Segment is comprised of the Company's Uniflow subsidiary. Uniflow currently manufactures suspension ball-joint housings, truck wheel fasteners, transmission shaft parts and a variety of OEM cold-formed and forged parts. Customers are primarily automotive and trucking-related original equipment manufacturers ("OEM") and service part manufacturers ("after-market").

         In 1998 net sales decreased 9.2% from 1997 and increased 28.4% in 1997 from 1996. The sales decrease in 1998 from 1997 primarily reflects the discontinuation of various parts offerings, including airbag housings and various cold headed parts. Uniflow's existing business of suspension housings, transmission shafts, wheel studs and starter motor shafts increased 1.7% in 1998 over 1997 as significant increases in transmission shafts and starter motor shafts were offset by lower sales of wheel studs. Management is continuing to review all of its sales with the objective of retaining only profitable product lines.

         This review includes Uniflow's dedicated production effort for the manufacture of certain transmission shafts for an automotive OEM customer. Sales in 1998 for these parts totaled approximately $2.0 million. In 1996 and 1997 the Company invested over $3.0 million in new equipment for this project based on certain commitments made by the customer. Uniflow and the customer are currently negotiating a strategy to either continue with production of these parts at price levels mutually acceptable, or reach other terms for the Company to recoup its investment.

         Gross profit (differential) on sales was (15.2%) in 1998, 1.8% in 1997, and 8.1% in 1996. In 1998, the gross profit was adversely impacted largely due to a major restructuring effort. This endeavor required significant resources for the consolidation of production into two facilities from three, which resulted in higher labor and factory support costs during most of 1998. In addition, $900,000 of costs related to the restructuring plan were recorded in 1998, principally for discontinuing certain product lines and allowing for certain plant consolidation costs. Subsequent to year-end the Company negotiated significant price increases on suspension housings and wheel studs, which management believes will substantially improve Uniflow's gross profit.

         Operating expense as a percentage of sales was 21.9% in 1998, 9.1% in 1997, and 12.9% in 1996. The percentage increase in 1998 compared to 1997 was largely due to restructuring charges recorded mid year. Those charges totalling $3.1 million, primarily from the writedown of goodwill and machinery, were offset by the $758,000 gain realized from the sale of its FX 1250 cold former machine, for a net restructuring charge of $2.3 million. Without the restructuring charges, operating expense in 1998 decreased compared to 1997, due to lower personnel and professional expenses, while 1997 expense was lower than 1996 due primarily to lower personnel and sales related expense.

         In 1998, Uniflow's loss from operations was ($6.4) million, or (37.1%) of sales, compared to a loss of ($1.4) million, or (7.4%) of sales in 1997, while in 1996 the net loss was ($701,000), or (4.8%) of sales. The increase in loss in 1998 from 1997 is the result of the restructuring charges and related reductions in production efficiency realized during the plant consolidation period. The increase in loss in 1997 from 1996 was the result of increased factory costs associated with developing new jobs for production which contributed to lower production efficiency on Uniflow's traditional business.

TOOLING SEGMENT

         Chart of three-year comparable operating results (in thousands):

                                            1998                         1997                        1996
                                            ----                         ----                        ----
                                     AMOUNT         %             AMOUNT        %            AMOUNT         %
                                     ------        ---            ------       ---           ------        ---
Net Sales 1/                        $17,303       100.0          $18,474      100.0         $18,136       100.0
Gross Profit                          3,789        21.9            4,879       26.4           4,317        23.8
Operating Expenses                    2,366        13.7            2,292       12.4           2,224        12.3
Operating Profit 2/                   1,423         8.2            2,587       14.0           2.093        11.5

--------------------
1/       Before elimination of intercompany sales.
2/       Before interest, bad debt and corporate overhead expense.

         The Tooling Segment is comprised of the Form Flow, L&H and Micanol units. The Tooling operations manufacture and sell customized tools and dies for use in the production of hot and cold-formed metal parts.

         Net sales decreased in 1998 by 6.3% compared to 1997, while increasing by 1.9% in 1997 over 1996. The sales decrease in 1998 was primarily the result of lower sales from the Micanol unit, which recorded lower sales orders from a few of its larger accounts. Form Flow also recorded lower sales, while L&H's sales were flat.

         Gross profit on sales was 21.9% in 1998; 26.4% in 1997, and 23.8% in 1996. The 1998 gross profit percentage decreased principally because of the lower sales volume and the consolidation expenses and lower production efficiencies resulting from moving Micanol's operation to the L&H facility. The improvement in 1997's gross profit over 1996 was principally due to management's focus on controlling shop floor labor and related support expense.

         Operating expense (as a percentage of sales) has remained steady for the periods shown, and was 13.7% in 1998, 12.4% in 1997, and 12.3% in 1996.

         The Tooling Segment's operating profit was $1.4 million in 1998, or 8.2% of sales, $2.6 million, or 14.0% of sales in 1997, and $2.1 million, or 11.5% of sales in 1996. The decrease in 1998 operating profit primarily results from the lower sales volume, along with the Micanol consolidation expense. The increase in operating profit in 1997 over 1996 primarily reflects the improved gross profit on sales.

DISCONTINUED OPERATIONS - PRODUCTION MACHINING SEGMENT

         During the Second Quarter of fiscal 1998 the Company decided to discontinue its Milford operation due to ongoing adverse operating results.
In 1998 this segment recorded an operating loss of $891,000, prior to the decision to discontinue, compared to operating income of $356,000 in 1997. The decline in operating results in 1998 from 1997 was attributable primarily to lower product pricing, dictated by Milford's primary customer, and lower production efficiencies caused largely by new manufacturing projects that strained existing resources.

         In 1998, the Company recognized a $1 million disposal gain on the sale of Milford's assets and business in transactions involving Milford's two primary customers.

CORPORATE EXPENSES

         Unallocated corporate overhead was $1.6 million in 1998, compared to $913,000 in 1997, and $712,000 in 1996. The increase in 1998 primarily reflects expense associated with the Company's newly operational computer information systems, higher personnel costs and higher professional fees associated with the disposal of various operating assets. The increase in 1997 expense reflects additional administrative and personnel expense, primarily related to the establishment of new corporate wide computer systems, higher amortization related to the debt financing completed mid-1996 and higher professional fee expense.

INTEREST EXPENSE AND INCOME TAXES

         Interest expense was $954,000 in 1998, $1.1 million in 1997, and $848,000 in 1996. The decrease in interest expense in 1998 compared to 1997 resulted from a reduction of secured debt related to various asset sales for cash. In 1997, interest was higher than 1996 principally due to higher term debt to finance equipment purchases and higher line of credit borrowings used for working capital.

         Income tax benefit (expense) was $544,000 in 1998, ($29,000) in 1997, and ($18,000) in 1996. The higher income tax benefit reflects the substantial net loss.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital position was a negative $3.6 million at September 30, 1998, a positive $5.7 million at September 30, 1997 and
$4.9 million at September 30, 1996. The negative working capital position largely resulted from the classification of long-term obligations to current, as the Company was in default of certain bank covenants as of September 30, 1998. Management believes that it will be able to refinance this debt on a continuing basis in the coming months. The increase in working capital in 1997 compared to 1996 was attributable to the addition of the

Milford operation, while in 1996 working capital increased from 1995 primarily from a major refinancing of long-term debt. Management believes that internally generated cash from operations and amounts available on the bank line of credit will be sufficient to cover scheduled debt payments during fiscal 1999 as well as fund continuing working capital requirements. The Company expects to improve its liquidity and reduce outstanding debt by selling noncore assets. These items total $1.4 million and are classified as "Property, plant and equipment held for sale" on the balance sheet.

         Cash flows for 1998, 1997 and 1996 are summarized as follows:

                                          1998           1997           1996
                                          ----           ----           ----
Cash flows from
     continuing operating activities   $2,058,000     $1,173,000     $1,679,000
Cash flows from (used in)
     continuing investing activities    1,508,000     (3,025,000)    (4,918,000)
Cash flows from (used in)
     continuing financing activities   (4,891,000)     4,327,000      7,475,000


CASH FLOWS FROM OPERATING ACTIVITIES

         In 1998, of the $3.1 million in cash flow from operating activities, working capital items and discontinued operations provided $2.9 million. Working capital items provided $1.8 million, as accounts receivable collections increased, while inventories were lowered due to better inventory management. Discontinued operations provided $1.1 million derived from the sale of the Milford assets. In 1998, cash flow from operations before working capital items and discontinued operations was $200,000 compared to $2.6 million in 1997. This decline is attributable to the decline in operating income from the Metal Parts Forming and Tooling Segments.

         In 1997, of the $1.4 million in cash flow from operating activities, working capital items and discontinued operations used $1.2 million. Working capital items used $1.4 million, primarily related to higher receivables inventories because of the increasing sales, partially offset by $200,000 provided by discontinued operations. In 1997, cash flow from operations before working capital items and discontinued operations was $2.6 million compared to $2.1 million in 1996.

         In 1996, of the $1.8 million in cash flow from operating activities, working capital items and discontinued operations used $200,000. Working capital items used $400,000, partially offset by $200,000 provided by discontinued operations.

CASH FLOWS USED IN INVESTING ACTIVITIES

         In 1998, capital expenditures were $1.2 million. These expenditures primarily relate to the expansion of the L&H building and costs associated with the new corporate wide computer system. In 1997, capital expenditures totaled $3.1 million, primarily related to equipment additions for production in all segments and the installation of the new computer system. In 1996, capital expenditures totaled $5.5 million primarily for the manufacture of additional transmission component parts for sale to an automotive customer.

         The Company received $2.7 million in 1998, $42,000 in 1997, and $301,000 in 1996 from the disposals of machinery and equipment. Disposals in 1998 reflect the sale of Uniflow's FX 1250 cold former machine while disposals in 1997 were negligible. The 1996 disposals reflect the sale of various Tooling Segment machines no longer used in its core business.

         Net cash used in discontinued operations was $207,000 in 1998, consisting of capital expenditures for new programs, offset by cash proceeds from the sale of assets. In 1997, discontinued operations used $7.2 million, primarily for the starter motor machining line and the acquisition of Milford.

CASH FLOWS FROM FINANCING ACTIVITIES

         Cash flows provided by (used in) financing activities were ($5.2) million in 1998, $5.3 million in 1997, and $7.5 million in 1996. In 1998, the Company sold significant operating assets, including its Milford operations and Uniflow's FX 1250 cold former, allowing for the significant reduction in debt levels. In 1997, the $4.8 million increase in the bank line of credit provided funding for the Milford operation and acquisition, equipment deposits and general working capital purposes. Proceeds from term debt financing in 1997 were $1.1 million, which was principally utilized to finance computers in all business segments and machinery at Uniflow. Also in 1997, discontinued operations provided $900,000 from the financing of a manufacturing facility reduced by payments on long-term obligations.

         In 1996, the Company completed a major debt refinancing of its existing assets resulting in $7.9 million in proceeds offset by $5.5 million in principal payoffs. In addition, the Company received $7 million in industrial revenue bond financing to acquire machinery and equipment for two customer projects. Also in 1996, the Company received $1.9 million through the exercise of stock warrants in exchange for one million shares of common stock.

         Principal payments were $2.8 million in 1998, which included a $1.3 million one-time payment resulting from the sale of Uniflow's FX 1250, $1.5 million in 1997 and $1.3 million in 1996.

YEAR 2000 DATE CONVERSION

         The Company has engaged a consultant who has reviewed all of the Company's software and hardware to determine whether such systems are capable of processing information pertaining to the year 2000. The initiative utilizes both Company resources and external resources to identify systems and applications affected, to correct existing systems or to acquire replacement systems, and to test the systems and applications for compliance with the requirements for processing year 2000 information. In addition, the Company is seeking certification of Year 2000 compliance from its' significant third party vendors. The Company is in the process of determining the total cost associated with the required modifications and conversions but does not believe such costs will be material.

IMPACT FROM INFLATION

         Management does not believe that inflation had a significant impact on the Company's operations during the prior three years ended September 30, 1998.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See Item 14(a)(1) for a list of the financial statements included in this Form 10-K.

         Refer to page F-22 of the consolidated financial statements of this Form 10-K for the supplementary quarterly financial data required by this Item.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         In November 1998 the Company filed an 8-K stating that it has changed its auditors to Rehman Robson PC from Deloitte & Touche LLP. There have been no disagreements with either firm.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following is a listing of the members of the Board of Directors of the Company and includes information regarding the individual's age, principal occupation, other business experience, directorships in other publicly-held companies and term of service with the Company. Directors are elected at each Annual Meeting of Stockholders or until his successor is elected and qualified. Information regarding executive officers is included under "Item 1. Business" pursuant to General Instruction G.


NAME AND AGE                       POSITION AND PRINCIPAL OCCUPATION
------------                       ---------------------------------

Robert A. Clemente, 45        Director of the Company since December 1993 and
                              Chairman since December 1994. Mr. Clemente is an attorney and certified public accountant and, since January 1997, Of Counsel to the firm of Munro & Munro, PC, Troy, Michigan where Mr.
                              Clemente practices law, specializing in
                              corporate, commercial and tax law. From
                              December 1993 through May 1998, Mr. Clemente was President and Chief Executive Officer of the Company and from December 1993 to December
                              1996, Mr. Clemente was Of Counsel to the law firm of Hardy, Lewis and Page, PC, Birmingham,
                              Michigan,

Gregory Adamczyk, 44          Director of the Company since December 1993.
                              President and owner of Future Planning Corp.
                              since December 1980, Mr. Adamczyk is also
                              Chairman, Director and founder of Forward
                              Planning Corp. Both Future Planning Corp. and
                              Forward Planning Corp. are based in Livonia and specialize in manufacturing and engineering, primarily for automotive factories.

Rocco Pollifrone, 42          Director of the Company since December 1993.
                              Mr. Pollifrone is President and Chief Executive
                              Officer of Forward Planning Corp. and has been employed there or with affiliated companies for over 20 years in various management positions.

Richard Thompson, 29          Director of the Company since December 1993.
                              Mr. Thompson has been the President of MST
                              Steel Corp. since 1998 and was Vice President of MST Steel Corporation since 1991. MST Steel
                              Corp. is a steel service center that
                              warehouses, processes and sells flat-rolled steel, primarily for the automotive industry.

Martin J. Eidemiller, 41      Director of the Company since June 1998. Mr.
                              Eidemiller has been a member of the Company's
                              Operating Committee since June 1998 and a Vice
                              President of the Company since 1994. Mr.
                              Eidemiller has been engaged in various
                              management positions with the Company for over ten (10) years.

         Orville (Ken) Thompson, a director of the Company since 1993, died November 28, 1998 at the age of 50. Mr. Thompson had been the President and owner of MST Steel Corp., based in Warren, Michigan, for over fifteen (15) years.

         Richard Thompson, Director, is the son of Orville (Ken) Thompson. Robert Clemente, Director and Chairman of the Board, is the brother of Paul Clemente, who is a Vice President and a member of the Company's Operating Committee. There are no other family relationships among the Directors and Officers listed above.

ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY OF COMPENSATION

         The following summary compensation table sets forth information concerning cash and non-cash compensation for services in all capacities awarded to, earned by or paid during the last three (3) fiscal years to the Company's Chief Executive Officer and officers whose cash compensation exceeded One Hundred Thousand ($100,000) Dollars in any such fiscal year.

                          Summary Compensation Table

                                                                            Long-Term
                                                                          Compensation
                                                                             Awards
                                                                          ------------
                                   Annual Compensation         Other       Securities
Name and Principal Position     -------------------------      Annual      Underlying      All Other
      Compensation              Year    Salary      Bonus   Compensation      Bonus       Options (#)
---------------------------     ----    ------      -----   ------------  ------------    -----------
Robert A. Clemente
     Chairman of the Board      1998    $150,000      __       __             __             __
                                1997     150,000      __       __             __             __
                                1996     150,000      __       __             __             __

Martin J. Eidemiller
     Vice President             1998    $117,500   $25,000   $15,000(1)       __             __
     and Member of the          1997     110,000    20,000     __             __             __
     Operating Committee        1996     107,501    30,000     __             __             __

Terry Hamilton
     President - Metal          1998    $100,000      __       __             __             __
     Parts Forming Group
     and Member of the
     Operating Committee

------

(1) Paid in consideration of Mr. Eidemiller executing a noncompetition agreement with the Company.


AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END
OPTION VALUED

         The following table provides information on option exercises in fiscal 1998 by the Named Executive Officers and the value of such officers' unexercised options at September 30, 1998.

                                                         NUMBER OF SECURITIES             VALUE OF UNEXERCISED
                                                        UNDERLYING UNEXERCISED            IN THE MONEY OPTIONS
                                                     OPTIONS AT FISCAL YEAR END(#)        AT FISCAL YEAR END($)
                                                     -----------------------------        ---------------------
                             Shares
                            Acquired      Value
Name                       On Exercise  Realized     Exercisable     Unexercisable    Exercisable     Unexercisable
----                       -----------  --------     -----------     -------------    -----------     -------------
Robert A. Clemente             __          __          90,000           135,000           __               __

Martin J. Eidemiller           __          __          20,000            30,000           __               __

Terry Hamilton                 __          __            __               __              __               __

COMPENSATION PURSUANT TO STOCK OPTIONS

         During fiscal 1998, no options were awarded to any of the Company's Named Executive Officers. As of January 5, 1999, 175,000 options were outstanding to the Company's Named Executive Officers.

1991 NON-QUALIFIED STOCK OPTION PLAN

         On August 1, 1991, Secom's Board adopted a non-qualified stock option plan (the "1991 Plan"). The 1991 Plan authorizes the Board to grant stock options for a maximum total of 400,000 shares of Common Stock to those employees of Secom and its subsidiaries, including officers and directors, who have performed well in their capacities and who have potential for assuming higher levels of responsibility with Secom. The 1991 Plan is administered by the Board, which determines the persons who are to receive options and the terms of the options granted under the

1991 Plan. The option price of all options granted under the 1991 Plan shall not be less than the fair market value of the Common Stock at the date of grant. Under the 1991 Plan, options may be granted only during the recipient's employment, and must be exercised within a period fixed by the Board, which may not exceed ten (10) years from the date of grant unless earlier terminated as a result of the termination of the recipient's employment. However, if the recipient's employment is terminated as a result of death, total and permanent disability, retirement after age 65 or other reasons approved by the Board, those options may be exercised for specified periods up to twelve (12) months after that termination. Options granted under the 1991 Plan may not be transferred except by reason of death. The 1991 Plan provides that the Board may establish a vesting schedule with respect to any options granted under the 1991 Plan which would limit the exercisability of those options and/or the sale or transfer of any shares purchased upon exercise of those options.

         As of January 5, 1999, stock options for 239,000 shares were outstanding to employees, including certain officers, pursuant to the 1991 Plan. During fiscal 1998, options to purchase shares of Common Stock were not awarded to any of the Company's Named Executive Officers.


COMPENSATION OF DIRECTORS

         The Directors of the Company do not receive compensation for attending Board Meetings or for being Board Members. During fiscal 1998, the Board of Directors authorized payment of $24,600 to Gregory Adamczyk, a Director of the Company, in consideration of services he perfored in completing certain special projects. These fees were not paid as of September 30, 1998.


BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         The Compensation Committee (the "Committee") was established as a standing committee of the Board in August 1992. Its purpose is to annually fix the salaries of the Chief Executive Officer and other Executive Officers of the Company, determine periodic bonuses and stock options for such executives, and administers other programs that would provide compensation to such executives. Rocco Pollifrone and Gregory Adamczyk were appointed to the Compensation Committee in March 1998.


GENERAL

         It is the philosophy of the Committee to ensure that executive compensation is directly linked to continuous improvement in the Company's financial performance and stockholder value. The following objectives represent the underlying principles which support all compensation decisions:

* Allow the Company to attract and retain quality professional talent among its executive officer group by establishing executive compensation that is competitive within its industry peer group.

* Integrate compensation practices that promote the successful execution of the Company's long-term plans and goals.

* Encourage Company stock ownership by its executive officers and enhance stockholder value through periodic stock option awards or other stock-based compensation arrangements.

         Executive compensation is reviewed on an annual basis by the Committee in conjunction with an analysis of each individual's performance. In addition, corporate performance is evaluated in a manner to ensure that compensation levels support the continued focus on increasing profitability and stockholder value. Conversely, in periods when corporate performance goals are not achieved, the Committee may decrease the level of overall individual compensation.

         The Committee also reviews independent compensation survey information from national and regional organizations that report compensation practices and salary levels for various executive positions at comparably sized companies that operate in similar lines of businesses of the Company.


SALARIES AND BONUSES

         The Committee's policy is to determine salaries and to award discretionary bonuses to key employees each year based on their individual performance and the overall performance of the Company during the immediately preceding year. The Committee's review of individual performance of an executive is largely a subjective test; the Committee considers the potential of the individual executive and the executive's performance in his or her position. In addition, the Committee consults with financial and other professionals who have experience with respect to the compensation levels of various executives at comparably sized companies that operate in similar lines of business as the Company. These professionals also utilize relevant independent compensation surveys for executive positions at comparably sized companies. Salaries for the Company's executives generally fall near the mean of salaries for similarly-situated companies.

         The Compensation Committee generally uses different criteria in determining each of the three components of an executive's compensation; base salary, options and bonuses. To determine the base salary, the Compensation Committee reviews the executive's past performance and prospects for future performance and establishes a fair and equitable base salary. The Compensation Committee rewards long-term performance through the granting of stock options. The Committee believes that the issuance of stock options provides an incentive to executives to increase the overall long-term financial performance of the Company. Cash bonuses are used to reward the short-term accomplishments of specific executives for favorable performance of the business units under their management. In granting bonuses, the Compensation Committee reviews recommendations from management, the executive's current base salary and the overall financial condition of the Company.


STOCK OPTIONS

         The Committee utilizes the 1991 Plan as a long term stock incentive plan to compensate executives based on the Company's long term growth. Since the option price on options granted under the 1991 Plan can not be less than the fair market value on the date of the grant, the Committee believes that this provides the Company's executives with the incentive to increase the Company's earnings and increase stockholder value.

FISCAL 1998 COMPENSATION CONCERNING CHIEF EXECUTIVE OFFICER

         In May 1998, Mr. Clemente relinquished his position as Chief
Executive Officer and the Board appointed an Operating Committee comprised of Martin Eidemiller, Terry Hamilton and Paul Clemente to fulfill the role of CEO. As CEO through May 1988, Mr. Clemente's base salary remained at $150,000 and he was not paid a bonus or paid any other compensation as CEO during fiscal 1998. The Compensation Committee concluded that Mr. Clemente's salary represented a low base salary for similar industry positions and, therefore did not make any changes to it. Given the Company's performance Messrs. Eidemiller and Hamilton remained at their current compensation level after becoming members of the Operating Committee while Paul Clemente's compensation was increased to an annual rate of $100,000 in recognition of his increased responsibilities as a member of the Operating Committee.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Both members of the Compensation Committee are Directors. There were no interlocks of executive officers or Board Members of the Compensation or equivalent Committee of another entity, which has any executive officers serving on the Compensation Committee of the Company. No executive officer of the Company serves as a director of another entity, one of whose executive officers served on the Compensation Committee of the Company. No executive officer of the Company served as a member of the Compensation Committee of another entity, one of whose executive officers served as a director of the Company. See also "Item 13 - Certain Relationships and Related Transactions" herein.

COMPANY PERFORMANCE

          The following graph depicts a five (5) year comparison of cumulative total returns, assuming $100 was invested on September 30, 1993 in
(a) Secom's Common Stock; (b) the NASDAQ Stock Market -- U.S. (as a broad equity market index) and (c) the NASDAQ non-financial index (as a peer group index utilizing a published industry index).

                COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
                      AMONG SECOM GENERAL CORPORATION,
                    THE NASDAQ STOCK MARKET (U.S.) INDEX
                     AND THE NASDAQ NON-FINANCIAL INDEX

                            [ Performance Graph ]


                                                 Cumulative Total Return
                              ------------------------------------------------------------
                               9/93       9/94       9/95       9/96       9/97      9/98
                               ----       ----       ----       ----       ----      ----
SECOM GENERAL CORPORATION     100.00      96.00     100.00      88.00      75.00     13.00
NASDAQ STOCK MARKET (U.S.)    100.00     100.83     139.28     165.24     226.81    231.84
NASDAQ NON-FINANCIAL          100.00      99.44     138.60     161.82     217.34    220.01

* $100 INVESTED ON 9/30/93 IN STOCK OR INDEX -
  INCLUDING REINVESTMENT OF DIVIDENDS.
  FISCAL YEAR ENDING SEPTEMBER 30.


OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 12. SECURITY

PRINCIPAL STOCKHOLDERS

          The following table sets forth certain information with respect to those persons who are known by management of the Company to have been a beneficial owner of more than five (5%) percent of the Company's outstanding Common stock as of the January 5, 1999.

NAME AND ADDRESS                   AMOUNT AND NATURE OF
OF BENEFICIAL OWNER                BENEFICIAL OWNERSHIP     PERCENT OWNED 1/
-------------------                --------------------     ----------------
Manubusiness Opportunities, Inc.
c/o 24417 Groesbeck Highway
Warren, Michigan  48089...............  1,630,428 1/             30.56%

Secom General Corporation 401(k) Plan
46035 Grand River Avenue
Novi, Michigan  48374.................    507,589 2/              9.51%

John Cocke
46657 Arboretum
Plymouth, Michigan 48170 .............    410,730                 7.70%

-------------------------
1/ Three Stockholders of Manubusiness Opportunities, Inc. ("MOI"), Gregory Adamczyk, Rocco Pollifrone and Richard Thompson, are Directors of Secom.

2/ Participants of the Company's 401(k) Plan can vote their pro rata portion of the shares owned by the Plan. Shares not voted by participants may be voted by the Plan's trustee, Scott Konieczny. Shares owned by the 401(k) Plan for the account of persons who are not officers or directors are not included in the shares as shown beneficially owned by all directors and officers as a group. Of the shares owned by the Company's 401(k) Plan, approximately 38,852 are owned for the account of officers and directors and are treated as being owned directly. See "Security Ownership of Management."

SECURITY OWNERSHIP OF MANAGEMENT

          The following table sets forth information with respect to the beneficial ownership of shares of the Company's Common stock by the present Directors and Named Executive Officers of the Company.


                         NUMBER OF SHARES BENEFICIALLY
NAME                     OWNED AS OF JANUARY  , 1999 1/     PERCENT OWNED 2/
----                     ------------------------------     ----------------
Robert A. Clemente..........     185,078 3/4/                     3.41%

Gregory Adamczyk............     321,194 3/5/                     6.02%

Rocco Pollifrone............     114,130 3/6/                     2.14%

Richard Thompson............     532,798 3/7/                     9.99%

Martin J. Eidemiller........      47,561 3/8/                        *

Terry Hamilton..............         449                             *

Current Directors and
Officersas a Group
(totaling 6)................   1,201,210 9/                      22.06%

-------------

*  Less than 1% of the outstanding shares.

1/ To the best of the Company's knowledge based on information reported by the Directors or executive officers or contained in the Company's shareholder records. Each of the named persons is presumed to have sole voting and sole investment power with respect to all shares shown, except as otherwise indicated by additional information included in the footnotes to this table.

2/ For the purposes of this table, shares indicated as being beneficially owned include shares for which the person has the direct or indirect: (i) voting power, which includes the power to vote or to direct the voting, and/or (ii) investment power, which includes the power to dispose or to direct the disposition, of the shares of Common Stock indicated. Unless otherwise indicated, the beneficial owner has sole investment and voting power. Shares indicated as being beneficially owned also include shares not presently outstanding but which are subject to exercise within 60 days through options, warrants, rights or conversion privileges. For the purpose of computing the percentage of the outstanding shares beneficially owned by a stockholder, any shares issuable to such persons under stock options exercisable within 60 days are deemed to be outstanding securities of the class owned by the stockholder but are not deemed to be outstanding for the purpose of computing the percentage owned by any other person.

3/ A director of the Company. The address for all directors is c/o Secom General Corporation, 46035 Grand River Avenue, Novi, Michigan 48374.

4/ Includes (a) 90,000 shares which Mr. Clemente has the right to acquire within 60 days pursuant to the exercise of stock options, and (b) 31,556 shares which represents 49% of the 64,400 shares beneficially owned by Career Opportunities, a partnership of which Mr. Clemente is a general partner.

5/ Represents 19.7% of the 1,630,428 shares that are beneficially owned by MOI, as Mr. Adamczyk owns 19.7% of the Common Stock of MOI. See "Principal Stockholders - Manubusiness Opportunities, Inc."

6/ Represents 7% of the 1,630,428 shares that are beneficially owned by MOI, as Mr. Pollifrone owns 7% of the Common Stock of MOI. See "Principal Stockholders - Manubusiness Opportunities, Inc."

7/ Includes (a) 500,052 shares which represents 30.67% of the 1,630,428 shares that are beneficially owned by MOI, as Mr. Thompson owns 30.67% of the Common Stock of MOI, and (b) 32.844 shares which represents 51% of the 64,400 shares beneficially owned by Career Opportunities, a partnership of which the Orville K. Thompson Living Trust (the "Trust") is a partner and Mr. Thompson is a beneficiary of the Trust. Does not include 16,588 shares of Common Stock which are owned by Mr. Thompson's sister under the Michigan Uniform Gifts to Minors Act. Although Mr. Thompson is the custodian pursuant to such gift, he does not exercise the power to vote such shares and disclaims beneficial ownership of such shares. See "Principal Stockholders - Manubusiness Opportunities, Inc."

8/ Includes 20,000 shares of Common Stock which Mr. Eidemiller has the right to acquire within 60 days pursuant to the exercise of stock options.

9/ Shares shown as beneficially owned by more than one Director or officer are included only once in the total.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Since January 1997, Robert Clemente has served in an "Of Counsel" capacity to the law firm of Munro & Munro, PC. During fiscal 1998, Munro &
Munro was retained by the Company for professional legal services required in the normal course of business. During fiscal 1998 the Company paid Munro &
Munro $84,000 in legal fees and expenses. Mr. Clemente does not receive any portion of the fees paid by the Company to Munro & Munro. In addition during 1998, Mr. Clemente provided legal services to MST Steel Corp., which is owned by Director Richard

Thompson, and to Future Planning Corp., and Forward Planning Corp., whose principal owners and officers are Directors Gregory Adamczyk and Rocco Pollifrone.


                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this report:

                                                                         PAGE

    Financial Statements...............................................   F

    Independent Auditors' Reports......................................   F-1

    Consolidated Balance Sheets as of September 30, 1998 and 1997......   F-2

    Consolidated Statements of Operations for the Years Ended
    September 30, 1998, 1997 and 1996..................................   F-3

    Notes to Consolidated Financial Statements.........................   F-6


The information required to be submitted in Schedule II - Valuation and Qualifying Accounts is included in the consolidated financial statements and notes thereto. Schedules other than those listed above are omitted because of the absence of the conditions under which they are required.

(b) Reports filed on Form 8-K.
    None.

(c) Exhibits. See the Exhibit Index on the following page.

                                EXHIBIT INDEX

EXHIBIT                       DESCRIPTION                           PAGE*
-------                       -----------                           -----

2.1      Agreement dated March 18, 1998 between
         Milford Manufacturing Corporation and
         Kelsey-Hayes Company..................................  2.1 *(1)

2.2      Agreement dated March 18, 1998 between
         Milford and PGK Acquisition
         Corp..................................................  2.2 *(1)

2.3      Asset Purchase Agreement between
         Uniflow Corporation and Horizon
         Technology, LLC dated February 5, 1998................  2.3 *(1)

3.1      Certificate of Incorporation of the Company
         filed with the Secretary
         of State of Delaware on August 25, 1987...............  3.1 *(2)

3.2      Amendment to Articles of Incorporation
         filed on August 31, 1990..............................  3.2 *(3)

3.3      Certificate of Merger between the
         Company and Secom General
         Corporation, a Utah corporation filed
         with the Secretary of State of
         Delaware in December 1987.............................  3.2 *(2)

3.4      Certificate of Designation of Rights of
         the Class A Preferred Stock
         filed with the Secretary of State of
         Delaware in December 1987.............................  3.3 *(2)

3.5      Amendment to Articles of Incorporation
         filed on December 17, 1991............................  3.5 *(5)

EXHIBIT                       DESCRIPTION                         PAGE*
-------                       -----------                         -----

3.6      Bylaws of the Company.................................  3.4 *(2)

4.1      List of instruments defining the right of security
         holders...............................................  4.1 *(7)

10.1     Amended and Restated Revolving Credit and
         Loan Agreement between Secom
         General Corporation, Uniflow
         Corporation, Micanol, Inc., L&H
         Die, Inc. and Form Flow, Inc.......................... 10.2 *(8)

10.2     Master Equipment Lease Agreement between
         Secom General Corporation
         and KeyCorp Leasing Ltd............................... 10.3 *(8)

10.3     Mortgage, Security Agreement,
         Assignment of Leases and Rents and
         Fixture Filing between Secom General
         Corporation and Metlife Capital
         Financial Corporation................................. 10.4 *(8)

10.4     Loan Agreement among GE Capital
         Public Finance, Inc. as Lender, and
         Michigan Strategic Fund, as Issuer
         and Secom General Corporation as
         Borrower dated June 1, 1996........................... 10.5 *(8)

10.5     Loan Agreement among GE Capital
         Public Finance, Inc. as Lender, and
         Michigan Strategic Fund, as Issuer,
         and Secom General Corporation,
         as Borrower dated as of Sept. 1,
         1996.................................................. 10.6 *(8)

10.6     1991 Nonqualified Stock Option
         Plan.................................................. 10.27*(4)

10.7     Form of Stock Option Agreement for
         Options granted under the
         1991 Non-qualified Stock Option
         Plan.................................................. 10.28*(4)

10.8     Subordination Agreement dated
         December 15, 1993 between Larry
         McKnight as junior lender and
         NBD Bank, N.A. as senior
         lender................................................ 10.17*(6)

10.9     Agreement and Extension Agreement
         Dated November 25, 1998 between NBD Bank,
         as Lender and Secom General Corporation
         as Borrower........................................... E-1

------------
* See the footnotes on page 28 to locate these Exhibits.

EXHIBIT                       DESCRIPTION                         PAGE*
-------                       -----------                         -----
22.      Subsidiaries of the
         Registrant............................................ E-41

23.1     Consent of Deloitte & Touche
         LLP................................................... E-42

23.2     Consent of Rehmann Robson, PC......................... E-43

27.      Financial Data Schedule

         All exhibits that have page numbers followed by an * are incorporated by reference from the filings set forth below. The numbers set forth as page numbers for those exhibits are the exhibit numbers those documents were given in those other filings. All other exhibits are included in this Form 10-K at the page numbers shown.

*        (1)      Incorporated by reference from the Company's Current Report on Form 8-K dated April 2, 1998.

*        (2)      Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended September 30, 1987.

*        (3)      Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended September 30, 1990.

*        (4)      Incorporated by reference from the Company's Registration
                  Statement on Form S-4 (File No. 33-40865) that was declared effective on November 20, 1991.

*        (5)      Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended September 30, 1991.

*        (6)      Incorporated by reference from the Company's Current Report on Form 8-K dated December 15, 1993.

*        (7)      Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended September 30, 1993.

*        (8)      Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended September 30, 1996.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         SECOM GENERAL CORPORATION

                                         By: /s/ Martin J. Eidemiller
                                             ------------------------------
Dated:  January 13, 1999                     Martin J. Eidemiller

                                         Its: Vice President
                                              -----------------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                             TITLE                     DATE
---------                             -----                     ----

Principal Executive
Officer:

/s/ Martin J. Eidemiller
------------------------
Martin J. Eidemiller               Vice President          January 13, 1999

Principal Financial and
Accounting Officer:

/s/ Scott J. Konieczny
------------------------
Scott J. Konieczny               Secretary/Treasurer       January 13, 1999

/s/ Richard Thompson
------------------------
Richard Thompson                      Director             January 13, 1999

/s/ Gregory Adamczyk
------------------------
Gregory Adamczyk                      Director             January 13, 1999

/s/ Rocco Pollifrone
------------------------
Rocco Pollifrone                      Director             January 13, 1999

/s/ Robert A. Clemente
------------------------
Robert A. Clemente                    Director             January 13, 1999

                          SECOM GENERAL CORPORATION
                                NOVI, MICHIGAN

                             FINANCIAL STATEMENTS
                                     AND
                          SUPPLEMENTARY INFORMATION

                             FOR THE YEARS ENDED
                      SEPTEMBER 30, 1998, 1997 AND 1996



                                      F

                          SECOM GENERAL CORPORATION

                              TABLE OF CONTENTS

------------------------------------------------------------------------


                                                                   Page
                                                                   ----

Independent Auditors' Report                                        F-1

Financial Statements for the Years Ended
      September 30, 1998, 1997 and 1996

      Consolidated Balance Sheets                                   F-2

      Consolidated Statements of Operations                         F-3

      Consolidated Statements of Stockholders' Equity               F-4

      Consolidated Statements of Cash Flows                         F-5

      Notes to Consolidated Financial Statements                F-6 - F-21

Supplementary Information

      Selected Quarterly Financial Data (Unaudited)                F-22

      Selected Financial Data (Unaudited)                          F-23

                         INDEPENDENT AUDITORS' REPORT




Stockholders and Board of Directors
SECOM GENERAL CORPORATION
Novi, Michigan


We have audited the accompanying consolidated balance sheet of Secom General Corporation and subsidiaries as of September 30, 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Secom General Corporation and subsidiaries as of September 30, 1998, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.







Farmington Hills, Michigan
January 11, 1999




                                     F-1(a)

INDEPENDENT AUDITORS' REPORT

Stockholders and Board of Directors
Secom General Corporation
Novi, Michigan

We have audited the accompanying consolidated balance sheet of Secom General Corporation and subsidiaries as of September 30, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Secom General Corporation and subsidiaries at September 30, 1997, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.


Deloitte & Touche LLP
/s/ Deloitte & Touche LLP

December 5, 1997
(January 11, 1999
as to Note 2)




                                     F-1(b)

                  SECOM GENERAL CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------

             ASSETS                                      September 30,
                                                 -----------------------------
                                                     1998             1997
                                                     ----             ----
Current assets
     Cash                                        $    104,600    $    346,800
     Accounts receivable
        Trade                                       4,139,000       6,772,100
        Other                                         163,500         222,200
     Inventories                                    4,044,800       6,136,900
     Prepaid expenses                                 286,500         465,900
     Deferred tax assets                              603,900         651,000
     Property, plant and equipment
       held for sale                                1,440,000            --
     Machinery and equipment of
       discontinued subsidiary                      4,200,000            --
                                                 ------------    ------------

Total current assets                               14,982,300      14,594,900

Cash restricted for equipment                            --           526,500

Property, plant and equipment, net                 12,189,200      28,002,300

Intangible assets                                     146,700       1,857,800

Other assets                                          549,500       1,226,800
                                                 ------------    ------------

Total assets                                     $ 27,867,700    $ 46,208,300
                                                 ============    ============

        LIABILITIES AND STOCKHOLDERS' EQUITY             September 30,
                                                 -----------------------------
                                                     1998             1997
                                                     ----             ----
Current liabilities
     Current maturities of long-term debt        $  4,724,900    $  3,435,500
     Long-term debt classified as current           6,623,300            --
     Accounts payable                               2,925,800       3,678,700
     Accrued wages and benefits                       779,000       1,338,200
     Accrued restructuring costs                      416,000            --
     Other accrued expenses                           746,700         453,500
     Debt secured by assets of discontinued
       subsidiary                                   2,349,800            --
                                                 ------------    ------------

Total current liabilities                          18,565,500       8,905,900

Long-term debt obligations                               --        17,710,600

Post retirement health care benefits                     --         3,396,100

Pension and other liabilities                            --           485,100

Deferred tax liabilities                              960,100       1,411,000
                                                 ------------    ------------

Total liabilities                                  19,525,600      31,908,700
                                                 ------------    ------------

Commitments and contingencies (Note 10)

Stockholders' equity
     Common stock, $.10 par value,
       authorized 10,000,000 shares;
       outstanding 5,335,400 shares;
       (5,340,400 shares in 1997)                     533,500         534,000
     Additional paid-in capital                    18,400,800      18,412,400
     Accumulated deficit                          (10,592,200)     (4,646,800)
                                                 ------------    ------------

Total stockholders' equity                          8,342,100      14,299,600
                                                 ------------    ------------

Total liabilities and stockholders' equity       $ 27,867,700    $ 46,208,300
                                                 ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                                     F-2



                  SECOM GENERAL CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

------------------------------------------------------------------------------

                                               Year Ended September 30,
                                       ---------------------------------------
                                          1998          1997          1996
                                          ----          ----          ----

Net sales                              $31,725,500   $35,037,200   $30,877,100
Cost of sales:
     Production                         28,946,700    29,234,900    25,064,900
     Restructuring charges                 900,000          --            --
                                       -----------   -----------   -----------

Gross profit                             1,878,800     5,802,300     5,812,200

Selling, general and
     administrative expenses             5,352,700     4,910,000     4,920,700
Other restructuring charges              2,312,000          --            --
                                       -----------   -----------   -----------

(Loss) income from operations           (5,785,900)      892,300       891,500
                                       -----------   -----------   -----------

Other income (expense)
     Interest                             (953,700)   (1,071,800)     (847,600)
     Other, net                            129,600       161,000        14,600
                                       -----------   -----------   -----------

Other (expense) - net                     (824,100)     (910,800)     (833,000)
                                       -----------   -----------   -----------

(Loss) income from continuing
      operations before income taxes    (6,610,000)      (18,500)       58,500

Income tax benefit (expense)               543,900       (28,700)      (17,900)
                                       -----------   -----------   -----------

(Loss) income from continuing
  operations                            (6,066,100)      (47,200)       40,600

Discontinued operations
     (Loss) income from operations
        of discontinued subsidiary        (890,600)      355,800          --
     Gain on disposal of subsidiary,
        net of applicable income
        taxes of $248,700                1,011,300          --            --
                                       -----------   -----------   -----------

Net (loss) income                      $(5,945,400)  $   308,600   $    40,600
                                       ===========   ===========   ===========

(Loss) income per common share
  (basic and diluted):
     Continuing operations             $     (1.13)  $     (0.01)  $      0.01
     Discontinued operations                  0.02          0.07          --
                                       -----------   ------------  -----------
Net (loss) income per common share     $     (1.11)  $      0.06   $      0.01
                                       ===========   ============  ===========


The accompanying notes are an integral part of these consolidated financial statements.

                  SECOM GENERAL CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

------------------------------------------------------------------------------


                                                 Common Stock           Additional
                                            -----------------------      Paid-In       Accumulated
                                              Shares       Amount        Capital         Deficit          Total
                                              ------      -------       ----------     -----------        -----

Balance at October 1, 1995                  4,276,200   $ 427,600     $ 16,478,900    $ (4,996,000)    $ 11,910,500
     Exercise of stock warrants             1,000,000     100,000        1,900,000            --          2,000,000
     Issuances to 401(k) plan (employer
        match and employee elections)          35,700       3,600           77,600            --             81,200
     Stock issued for note receivable          25,000       2,500           35,000            --             37,500
     Stock repurchases, net                   (14,300)     (1,400)         (32,500)           --            (33,900)
     Stock issued for settlement of
        stock guarantees                       19,600       1,900           (1,900)           --               --
     Net income                                  --          --               --            40,600           40,600
                                            ---------   ---------     ------------    ------------     ------------

Balance at September 30, 1996               5,342,200     534,200       18,457,100      (4,955,400)      14,035,900
     Stock repurchases, net                   (20,000)     (2,000)         (48,000)           --            (50,000)
     Exercise of stock options                  2,600         300            4,800            --              5,100
     Stock issued for settlement of
        stock guarantees                       15,600       1,500           (1,500)           --               --
     Net income                                  --          --               --           308,600          308,600
                                            ---------   ---------     ------------    ------------     ------------

Balance at September 30, 1997               5,340,400     534,000       18,412,400      (4,646,800)      14,299,600
     Stock repurchases, net                    (5,000)       (500)         (11,600)           --            (12,100)
     Net loss                                    --          --               --        (5,945,400)      (5,945,400)
                                            ---------   ---------     ------------    ------------     ------------

Balance at September 30, 1998               5,335,400   $ 533,500     $ 18,400,800    $(10,592,200)    $  8,342,100
                                            =========   =========     ============    ============     ============




The accompanying notes are an integral part of these consolidated financial statements.







                  SECOM GENERAL CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------

                                                      Year Ended September 30,
                                                 ----------------------------------
                                                 1998             1997         1996
                                                 ----             ----         ----
 Cash from operating activities:
    Net (loss) income                        $ (5,945,400)  $    308,600   $     40,600
     Adjustments to reconcile net (loss)
       income to net cash provided by
       operating activities:
        Depreciation and amortization           2,692,700      2,234,900      1,983,900
        Deferred income taxes (benefit)          (403,800)        (1,500)      (214,700)
        Provision for doubtful accounts           104,500         62,000         51,400
        (Gain) loss on sale of assets             (23,900)        (3,000)       115,800
        Restructuring charges                   3,788,500           --             --
        Stock issuances to 401(k) plan               --             --           32,000
        Write-off of intangibles                     --             --           84,200
        Changes in operating assets and
          liabilities which provided
          (used) cash:
            Trade and other receivables         1,288,100       (983,500)       388,600
            Inventories                         1,070,000       (454,000)    (1,234,800)
            Prepaids                                7,500        229,300        (36,000)
            Other assets                         (372,600)      (215,600)      (192,000)
            Trade accounts payable                (65,000)      (229,800)       842,000
            Accrued liabilities                   (83,000)       226,100       (181,800)
     Net cash provided by discontinued
       operations                               1,081,500        249,900        158,600
                                             ------------   ------------   ------------
Net cash provided by operating activities       3,139,100      1,423,400      1,837,800
                                             ------------   ------------   ------------
Cash flows from investing activities:
     Proceeds from disposal of property,
        plant and equipment                     2,655,800         42,400        301,000
     Collections on notes receivable              101,800         22,100        259,800
     Capital expenditures                      (1,249,100)    (3,089,700)    (5,479,100)
     Net cash used in discontinued
       operations                                (207,200)    (7,188,900)          --
                                             ------------   ------------   ------------
Net cash provided by (used in) investing
  activities                                    1,301,300    (10,214,100)    (4,918,300)
                                             ------------   ------------   ------------
Cash flows from financing activities:
     Net change in bank line of credit         (2,442,600)     4,766,300     (3,603,600)
     Proceeds from long-term obligations          395,900      1,134,600      8,205,500
     Proceeds from refinancing of long-term
       obligations                                   --             --        7,887,500
     Proceeds from issuances of stock                --            5,100      1,918,800
     Payments on long-term obligations due
       to refinancing                                --             --       (5,535,800)
     Retirements of common stock                  (12,100)       (50,000)       (33,900)
     Payments on long-term obligations         (2,832,000)    (1,529,400)    (1,314,600)
     Payments on capital lease obligations           --             --          (48,500)
     Net cash (used in) provided by
       discontinued operations                   (318,300)       928,800           --
                                             ------------   ------------   ------------
Net cash (used in) provided by financing
  activities                                   (5,209,100)     5,255,400      7,475,400
                                             ------------   ------------   ------------

Net (decrease) increase in cash and
  restricted cash                                (768,700)    (3,535,300)     4,394,900
Cash and restricted cash, beginning of year       873,300      4,408,600         13,700
                                             ------------   ------------   ------------
Cash and restricted cash, end of year        $    104,600   $    873,300   $  4,408,600
                                             ============   ============   ============



The accompanying notes are an integral part of these consolidated financial statements.

                          SECOM GENERAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           Consolidation

           The accompanying consolidated financial statements include the accounts of Secom General Corporation and its wholly-owned subsidiaries, Form Flow, Inc.; L&H Die, Inc.; Micanol, Inc.; Uniflow Corporation; and MMC Manufacturing Corp. f/k/a Milford Manufacturing Corporation ("Milford"). All significant intercompany accounts and transactions have been eliminated.

           Nature of Business

           Secom General Corporation (the "Company") is a publicly-traded holding company with five wholly-owned subsidiaries supplying the automotive, truck and construction markets. The Company currently operates in two business segments: tooling and metal parts forming. In March 1998 the Company discontinued its production machining segment (see Note 2).

           Restructuring and Realignment of Business

           During the year ended September 30, 1998, management significantly reduced the size of the Company's consolidated business in order to stem negative operating cash flows and reduce secured debt obligations. Those efforts culminated in the sale of various operating assets, including the discontinued Milford subsidiary and various machinery and equipment of Uniflow, as well as revised part pricing or product discontinuation on low margin sales and production. Management believes that these efforts have substantially reduced the operational circumstances which created the negative cash flows and significant operating losses. As this trend continues, management believes internally generated cash from operations and amounts available on the line of credit will be sufficient to cover scheduled debt payments as well as fund continuing working capital requirements, and restore normal banking relations including compliance with ongoing debt covenants. While management is committed to continuing its efforts to improve operating results in the normal course of business over the long term, it nevertheless has also engaged an investment banking firm in October 1998 to assist in the development of other strategic alternatives, such as the possible sale or merger of all or part of the Company's continuing business. As such, although the Company would consider any meaningful offer on favorable terms, continuing as an independent profitable going concern is considered a viable alternative to maximizing shareholder value.

           Significant Customer and Concentration Risks

           The Company has one customer which comprised approximately 19% of total revenues in 1998, one customer which comprised approximately 13% of total revenues in 1997, and one customer which comprised approximately 12% of total revenues in 1996. The loss of a significant customer could have an adverse impact on short-term operating results.

                          SECOM GENERAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


           The Company grants trade credit to customers in the normal course of business and at September 30, 1998 has receivables of $2,359,400 from companies in the automotive industry. Ongoing credit evaluations of customers' financial condition are conducted and, generally, no collateral is required. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management's expectations.

           Use of Estimates

           The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Significant estimates include fair value of assets held for sale, realization of tax benefits associated with net operating losses and tax credit carryforwards, and impairment of property and goodwill assets.

           Inventory Valuation

           Inventories are stated at the lower of cost determined using the first-in, first-out method, or market.

           Revenue Recognition

           Revenues are recognized upon shipment of customer products.

           Property, Plant and Equipment

           Property, plant and equipment used in conducting the business are stated at cost. Major improvements and renewals are capitalized while ordinary maintenance and repairs are expensed. Management reviews these assets on an ongoing basis to determine whether carrying values have been impaired.

           Property, plant and equipment held for sale are reported at estimated fair value less estimated costs to sell.

           Depreciation

           Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from 2 to 30 years.

                          SECOM GENERAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

           Intangible Assets

           Intangible assets consisting of goodwill (cost in excess of net assets acquired) is currently amortized on a straight-line basis over 5 years. Accumulated amortization was $508,600 and $799,000 as of September 30, 1998 and 1997, respectively. Management reviews the carrying value of goodwill on an ongoing basis to assess its recoverability.

           Income Taxes

           Deferred income tax assets and liabilities are computed annually for differences between the financial statement and federal income tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Deferred income taxes arise from temporary basis differences principally related to tax carryforwards, various accruals and allowances, certain assets acquired in business combinations and property, plant and equipment. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the year plus or minus the change during the year in deferred tax assets and liabilities.

           Earnings (Loss) Per Common Share

           Earnings (loss) per share is computed using the weighted average number of common shares outstanding during the year. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", effective October 1, 1997. This statement requires a dual presentation and reconciliation of "basic" and "diluted" per share amounts. Diluted reflects the potential dilution of all common stock equivalents. At September 30, 1998, 1997 and 1996 options to purchase 614,000, 576,700 and
           696,700 shares, respectively, were excluded from the computation of earnings per share because the options' exercise prices were greater than the average market price of the common shares. A reconciliation of the denominators used in the basic and diluted share calculation for continuing operations follows for the years ended September 30:

                                                1998        1997       1996
                                                ----        ----       ----
Denominator:
   Weighted average shares outstanding,
     basic                                    5,335,400  5,350,000  4,782,300
   Incremental shares from assumed
     conversion of options                         --      111,300     92,300
                                              ---------  ---------  ---------
Weighted average shares outstanding, diluted  5,335,400  5,461,300  4,874,600
                                              =========  =========  =========

                          SECOM GENERAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

           Fair Values of Financial Instruments

           The carrying amount of accounts receivable and accounts payable approximate their fair values due to the short-term maturity of these financial instruments. The carrying amounts of long-term debt approximate their fair values because the interest rates are representative of, or change with, market rates.

           Recently Issued Financial Accounting Standards

           In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components, amending various prior SFAS. Management believes that the adoption of SFAS No. 130 in fiscal 1999 will not have a significant impact on results of operations or financial position.

           Also in June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires selected information in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers, superseding SFAS No. 14. Management believes that the adoption of SFAS No. 131 in fiscal 1999 will not have a significant impact on the disclosure of financial information.


2.         DISCONTINUED OPERATIONS - PRODUCTION MACHINING SEGMENT

           Effective March 18, 1998, the Company sold all of its assets relating to Milford's machined brake valve parts business in transactions with Varity Kelsey-Hayes Corporation ("VKH") and PGK Acquisition Corp. ("PGK"). VKH was Milford's primary customer and Secom had acquired the assets and business of Milford from VKH effective November 1, 1996. Milford sold back to VKH, for $3 million in cash, the machinery, equipment and tooling used in connection with the manufacture of machined brake valve body parts along with its industrial facility. In addition to the cash portion of the purchase price, VKH also assumed any funding contributions required to be made to the Milford pension plan.

           PGK acquired other machined valve related assets in exchange for the assumption of approximately $1.2 million in accounts payable, other accruals of approximately $700,000, and the bargaining unit employee retiree health care obligation, recorded at $3.4 million. PGK now operates the Milford business and also assumed Milford's obligations under a supply agreement with VKH. In July 1998, the Company also received $450,000 for the sale of certain Milford equipment associated with the machining of various automotive seating components.

                          SECOM GENERAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

2.         DISCONTINUED OPERATIONS - PRODUCTION MACHINING SEGMENT (Continued)

           On October 27, 1998, the Company sold the remaining assets and business of Milford to Delco Remy America, Inc. ("DRA"), for the purchase price of $4.2 million dollars, receiving $2.7 million in cash and a $1.5 million promissory note. DRA purchased all of Milford's machinery, equipment and certain inventories that were used to produce machined starter motor shafts for DRA. The remaining inventory was sold to Horizon Technology Group, L.L.C. in a separate transaction. Accordingly, these assets are recorded at their net realizable values as of September 30, 1998.

           The disposal of Milford has been accounted for as a discontinued operation and, accordingly, the results of the Production Machining segment have been reported separately as discontinued operations in the accompanying consolidated statements of operations and cash flows, and its net assets have been segregated from continuing operations in the accompanying consolidated balance sheets. Summarized results of the Production Machining segment prior to the March 1998 disposal decision are as follows (in thousands):

                                          Year Ended September 30,
                                          ------------------------
                                              1998        1997
                                              ----        -----
Net sales                                   $  7,935    $ 12,718
Cost of sales                                  7,580      10,479
                                            --------    --------
Gross profit                                     355       2,239
Operating expenses                               985       1,287
Nonoperating expenses, net                       364         398
                                            --------    --------
(Loss) income before income taxes               (994)        554
Income tax benefit (expense)                     103        (198)
                                            --------    --------
Net (loss) income                           $   (891)   $    356
                                            ========    ========

           The gain on the disposal of the production machining segment is net of operating losses of $630,000 sustained in the months following the March 1998 disposal decision.

                          SECOM GENERAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

2.         DISCONTINUED OPERATIONS - PRODUCTION MACHINING SEGMENT (Continued)

           The net assets and liabilities of the discontinued production machining operations included in the accompanying consolidated balance sheets are as follows (in thousands):

                                                      September 30,
                                                 ---------------------
                                                   1998          1997
                                                   ----          ----
Current assets
   Accounts receivable                           $   658       $ 1,978
   Inventory                                          41           512
   Machinery and equipment to be sold              4,200          --
                                                 -------       -------
Total current assets                               4,899         2,490
                                                 -------       -------
Current liabilities
   Debt                                            2,350           769
   Accounts payable and accrued liabilities          549         1,732
                                                 -------       -------
Total current liabilities                          2,899         2,501
                                                 -------       -------
Net current assets (liabilities)                 $ 2,000       $   (11)
                                                 =======       =======

                                                      September 30,
                                                 ---------------------
                                                   1998          1997
                                                   ----          ----
Noncurrent assets
   Restricted cash                               $  --         $   526
   Intangible and other assets                      --             849
   Property, plant and equipment                    --           9,692
                                                 -------       -------
Total noncurrent assets                             --          11,067
Noncurrent liabilities
   Notes payable                                    --           4,160
   Post retirement benefits                         --           3,881
                                                 -------       -------
Total noncurrent liabilities                        --           8,041
                                                 -------       -------
Net noncurrent assets                            $  --         $ 3,026
                                                 =======       =======


                          SECOM GENERAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

3.         RESTRUCTURING CHARGES - METAL PARTS FORMING SEGMENT

           The Company's Metal Parts Forming segment is comprised of the Uniflow subsidiary. During the second quarter ended March 31, 1998, the Company began implementing a restructuring plan at Uniflow. The plan includes emphasizing the cold forging business, while selling off much of its cold heading capacity and business. As a result, the Company recorded asset writedowns in connection with the restructuring during the year ended September 30, 1998. Those charges covered costs of discontinuing certain product lines, including related machinery writedowns, and costs associated with the consolidation of production into two facilities from three. Also, in conjunction with the restructuring, the Company recorded writedowns of goodwill and machinery and equipment consistent with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Major components of the Uniflow restructuring charges recorded during the year ended September 30, 1998 are summarized as follows (in thousands):

                                                   Amount
                                                   -------
Discontinued product lines - inventories and
  related costs                                    $  680
Plant consolidation costs                             220
                                                   ------
Cost of sales - restructuring costs                $  900
                                                   ======

                                                   Amount
                                                   ------
Machinery and asset writedowns                     $1,450
Goodwill impairment                                 1,620
Less gain on sale of cold former machine             (758)
                                                   ------
Other restructuring costs                          $2,312
                                                   ======


4.         ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE

           The following is a summary of changes in the allowance for doubtful accounts receivable during each of the three years in the period ended September 30:

                                         1998        1997         1996
                                         ----        ----        -----
Balance, beginning of year             $ 52,800    $ 21,000    $  93,500
Add provision charged
   against income                       104,500      62,000       51,400
Less uncollected accounts
   written off, net of recoveries       (22,800)    (30,200)    (123,900)
                                       --------    --------    ---------
Balance, end of year                   $134,500    $ 52,800    $  21,000
                                       ========    ========    =========

                          SECOM GENERAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

5.         INVENTORIES

           Inventories at September 30 consist of the following components (in thousands):

                                            1998     1997
                                            ----     ----
Raw materials                              $  562   $1,102
Work-in-process                             1,366    2,772
Finished goods                              2,117    2,263
                                           ------   ------
Total                                      $4,045   $6,137
                                           ======   ======


           The following is a summary of changes in the inventory valuation allowance during each of the three years in the period ended September 30:

                                         1998         1997         1996
                                         ----         ----         ----
Balance, beginning of year            $ 232,500    $ 147,500    $  76,000
Add provision charged
   against income                       127,000       96,000      101,500
Less writeoffs                          (20,000)     (11,000)     (30,000)
                                      ---------    ---------    ---------
Balance, end of year                  $ 339,500    $ 232,500    $ 147,500
                                      =========    =========    =========




6.         PROPERTY, PLANT AND EQUIPMENT, NET

           Property, plant and equipment consists of the following assets at September 30 (in thousands) (see Note 3):

                                            1998     1997         Life
                                            ----     ----         ----
Machinery and equipment                   $14,344    $26,678    2 to 20 years
Building and improvements                   4,705      6,581    3 to 30 years
Land and improvements                         448        897       --
Furniture and fixtures                      1,716      1,735    3 to 7 years
Vehicles                                      123        149    3 years
Construction-in-progress and deposits        --        1,334       --
                                          -------    -------
Total                                      21,336     37,374
Less accumulated depreciation               9,147      9,372
                                          -------    -------
 Net book value                           $12,189    $28,002
                                          =======    =======

                          SECOM GENERAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

7.         LONG-TERM DEBT

           Long-term debt consists of the following obligations at September 30 (in thousands):

                                                 1998        1997
                                                 ----        ----
Bank line of credit  (a)                      $  2,496    $  4,939
Real estate mortgage notes  (b)                  3,267       3,446
Michigan Strategic Fund Limited
  Obligation Revenue Bonds  (c)                  4,352       5,891
Equipment term notes  (d)                        2,805       6,077
Other notes payable  (e)                           778         794
                                              --------    --------
Total long-term debt                            13,698      21,147
Less current maturities                         (4,725)     (3,436)
Less long-term obligations
  classified as current                         (6,623)       --
Less debt secured by assets of
  discontinued subsidiary                       (2,350)       --
                                              --------    --------
Long-term debt reported                       $   --      $ 17,711
                                              ========    ========

          --------------

           (a) In July 1996, the Company entered into an amended and restated revolving credit and loan agreement with a bank, which is for a three year period and permits borrowings of up to $4 million under a revolving credit note and up to $2 million under a line of credit note. During 1998, the Company violated certain debt covenants. As a result, in November 1998 the Company's primary lender required the Company to replace its current credit facilities with an amendment and extension agreement, which extends continuing credit, up to $3 million at prime plus 1%, through February 1, 1999. Prior to entering into the amendment and extension agreement the interest rate was at prime or the 30 day LIBOR rate plus 215 basis points. Borrowings on the bank line of credit are collateralized by accounts receivable and inventory, limited to stated advance rate percentages. Interest is payable monthly. The agreement prohibits the payment of cash dividends and requires the Company to maintain specific financial covenants including minimum total equity, current ratio and EBITDA. The Company is working with its secured lenders closely and has continued to make all scheduled debt payments through December 1998. Management believes it can extend current debt facilities with existing lenders or refinance with other lenders on a continuing basis.

           (b) During 1996, the Company refinanced its existing mortgage loans to obtain new mortgage loans requiring monthly installments of principal and interest. Interest on a $2.88 million mortgage note is 8.25% per annum and is collateralized by land and buildings with a net book value of $3,350,000, while interest on a $775,000 mortgage note is currently charged at prime plus 1% and is collateralized by land and building with a net book value of $1,400,000. These agreements mature in fiscal 1999 and 2011.






                          SECOM GENERAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

7.         LONG-TERM DEBT (Continued)

           (c) In June and September 1996, the Michigan Strategic Fund sold $3,000,000 and $4,000,000, respectively, of its Limited Obligation Revenue Bonds and the bondholders then loaned the proceeds to the Company for the purchase of equipment. The bonds require monthly interest and principal payments through September 1, 2002. The bonds bear interest at the rates of 6.15% and 5.99%, respectively, and are collateralized by equipment with a net book value of $6.9 million. In October 1998, the balance of $2,349,800 outstanding on the $4 million bond was paid with proceeds received from the sale of the remaining Milford assets.

           (d) During 1996, the Company entered into an equipment term note with a financial institution with interest payable at the 30 day LIBOR plus 215 basis points (approximately 7.53% at September 30, 1998). During 1997, the Company entered into an equipment term note agreement which provided for advances up to $1,500,000 through December 31, 1997. At September 30, 1998, $644,700 was outstanding and interest is currently payable at prime plus 1%. Both of these equipment term notes are collateralized by the related equipment which amounted to a net book value of $4.8 million at September 30, 1998.

           (e) Interest rates on other notes payable range from 4.9% to 12%. At September 30, 1998, the balance includes $627,000 in trade installment notes collateralized by certain property. Maturity dates range from 1999 to 2001.

                 The prime rate at September 30, 1998 and 1997 was 8.25% and 8.5%, respectively.

Scheduled principal payments on long-term debt for the next five years are summarized as follows (in thousands):

                      Year Ended
                     September 30,        Amount
                     -------------        ------
                        1999             $ 7,075
                        2000               1,628
                        2001               1,883
                        2002               1,035
                        2003                 171
                     Thereafter            1,906
                                         -------
                     Total               $13,698
                                         =======

                          SECOM GENERAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

8.         COMMON STOCK OPTIONS

           In 1991, the Board of Directors (the "Board") adopted a nonqualified common stock option plan (the "1991 Plan"). The 1991 Plan authorizes the Board to grant options to purchase a maximum of 400,000 shares of common stock to employees, at not less than the fair market value at the date of grant. The options vest at various dates as described in the related option agreement and expire up to 10 years from the date of grant.

           The Company accounts for stock option grants and awards under its stock-based compensation plan in accordance with APB Opinion No.
           25. Accordingly, no compensation cost has been recognized for stock option grants since the options have exercise prices of not less than the market value of the Company's common stock at the date of grant.

           There were 25,000 stock options granted during 1998, 272,000 options granted during 1996, and none granted in 1997. For stock options granted during the years ended September 30, 1998 and 1996, if compensation cost had been determined based on the fair value at the date of grant consistent with the method prescribed by SFAS No. 123, the Company's net operating results and related per share amounts would have been adjusted to the pro forma amounts indicated below:

                                          1998                        1996
                                  -----------------------     -----------------------
                                   Net        Net Income       Net        Net Income
                                  Income      (Loss) Per      Income      (Loss) Per
                                  (Loss)     Common Share     (Loss)     Common Share
                                  ------     ------------     ------     ------------
As reported                    $(5,945,400)   $  (1.11)      $  40,600      $ 0.01
                               -----------    --------       ---------      ------
Compensation costs for stock
  option grants, net of tax
  benefit                          (23,700)      --           (300,300)      (0.06)
                               -----------    --------       ---------      ------
Pro forma                      $(5,969,100)   $  (1.11)      $(259,700)     $(0.05)
                               ===========    ========       =========      ======


           Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during those years:

                                      Year Ended September 30,
                                      ------------------------
                                           1998     1996
                                           ----     ----

Expected volatility                        50.0%   38.0%

Risk-free interest rate                     5.5%    5.5%

Expected lives (in years)                   5       5

                          SECOM GENERAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

8.         COMMON STOCK OPTIONS (Continued)

           A summary of the status of stock option grants under the Company's 1991 Plan as of September 30, 1998, 1997 and 1996 and changes during the years ending on those dates is presented below:

                                       1 9 9 8                         1 9 9 7                           1 9 9 6
                            -----------------------------   ------------------------------   -----------------------------
                                              Weighted                         Weighted                         Weighted
                                               Average                          Average                         Average
                                              Exercise                         Exercise                         Exercise
                               Shares           Price          Shares            Price          Shares           Price
                            -----------      ------------   ------------      ------------   ------------      -----------
Outstanding at the
  beginning of the year       313,000        $      2.19       376,000        $      2.15       162,500        $     2.68
Granted                        25,000               1.75            --                 --       272,000              1.94
Exercised                          --                 --        (2,600)              1.94            --                --
Terminated                    (99,000)              2.27       (60,400)              1.94       (58,500)             2.65
                              -------        -----------       -------        -----------       -------        ----------
Outstanding at the end
  of the year                 239,000               2.12       313,000               2.19       376,000        $     2.15
                              =======        ===========       =======        ===========       =======        ==========
Options exercisable at
  end of the year             128,900        $      2.30       112,200        $      2.44        80,800        $     2.49
                              =======        ===========       =======        ===========       =======        ==========
Weighted average fair
  value of options
  granted during the
  year                                       $      0.95                                                       $     1.10
                                             ===========                                                       ==========

           The following table summarizes information about stock options outstanding under the Company's 1991 Plan at September 30, 1998:

                                                            Remaining
                                                           Contractual
 Exercise             Options             Options              Life
   Price            Outstanding         Exercisable           (Years)
 --------           -----------         -----------        -----------
 $ 1.75                25,000               2,500              4.7
   1.94               146,000              58,400              2.5
   2.63                68,000              68,000              0.3
                      -------             -------
                      239,000             128,900
                      =======             =======

           During the year ended September 30, 1996, 175,000 options exercisable at $1.94 were issued to an officer of the Company outside of the 1991 Plan. At September 30, 1998, 70,000 of these options were exercisable and the remaining options vest ratably over a five year period. These options expire 10 years from the date of grant. Additionally, 200,000 options excersizable at $2.63 issued to certain related parties outside of the 1991 Plan, expired unexcersized in November 1998.

9.         INCOME TAXES

           The provision for income taxes attributable to continuing operations consists of the following components for the years ended September 30:

                                       1 9 9 8               1 9 9 7                1 9 9 6
                                   --------------         -------------         --------------
Current benefit (expense)          $      140,100         $     (30,200)        $     (232,600)
Deferred benefit (expense)              1,451,200               (74,900)               214,700
Change in valuation allowance          (1,047,400)               76,400                     --
                                   --------------         -------------         --------------
Income tax benefit (expense)       $      543,900         $     (28,700)        $      (17,900)
                                   ==============         =============         ==============

           Temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

                                                    1 9 9 8              1 9 9 7
                                                --------------       ---------------
Deferred tax assets:
   Alternative minimum tax carryforwards        $      349,900       $       325,900
   Net operating loss carryforwards                    628,800                    --
   Net operating loss carryforwards of
     acquired companies - subject to
     limitations                                       446,000               438,800
   Allowances and accruals                             618,900               278,600
   Post-retirement and pension benefits                     --             1,224,000
                                                --------------       ---------------
Total deferred tax assets                            2,043,600             2,267,300
Less valuation allowance                            (1,439,700)             (392,300)
                                                --------------       ---------------
Net deferred tax assets                                603,900             1,875,000
Current portion                                        603,900               651,000
                                                --------------       ---------------
Long-term portion                               $           --       $     1,224,000
                                                ==============       ===============

Deferred tax liabilities:
   Depreciation                                 $      372,500       $       650,200
   Book and tax basis differences from
     business combinations                             574,800             1,926,500
   Other amounts                                        12,800                58,300
                                                --------------       ---------------
Total deferred tax liabilities
  (all long-term)                               $      960,100       $     2,635,000
                                                ==============       ===============


           During 1998 and 1997, certain tax benefits from net operating losses and temporary differences creating deferred tax assets have been reserved with a valuation allowance due to their uncertainty of realization.

           Remaining net operating loss carryforwards of approximately $3,161,000 as of September 30, 1998 are available for offset against future taxable earnings through the year 2013, subject to annual limitations as set forth in the Internal Revenue Code.

           A reconciliation of the Company's statutory income tax provision computed on pre-tax results from continuing operations to the recorded income tax provision for the years ended September 30 are as follows:

                                                      1 9 9 8           1 9 9 7         1 9 9 6
                                                   -------------      -----------      ----------
Statutory income tax (provision) benefit           $   2,247,400      $     6,300      $  (20,200)
Change in valuation allowance                         (1,047,400)          76,400              --
Nondeductible goodwill amortization                     (582,000)         (46,400)        (26,300)
Other                                                    (74,100)         (65,000)         28,600
                                                   -------------      -----------      ----------
Income tax (expense) benefit                       $     543,900      $   (28,700)     $  (17,900)
                                                   =============      ===========      ==========


10.        COMMITMENTS AND CONTINGENCIES

           Leases and Litigation

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

           Trading of Common Stock

           In November 1998, the Company's common stock was scheduled to be delisted from trading on the National Association of Securities Dealers Automated Quotation System (NASDAQ) National Market System as a result of the Company failing to meet certain minimum listing requirements. The Company has requested a hearing to appeal the proposed delisting action and the delisting action has been stayed pending the outcome of the Company's appeal. The appeal is expected to occur sometime in 1999.


11.        CASH RESTRICTED FOR EQUIPMENT

           The cash restricted for equipment was received from the Michigan Strategic Fund bondholders (see Note 7) to purchase equipment for future production requirements. Proceeds not yet utilized at September 30, 1997 totaled $526,500 and were classified as restricted cash. At September 30, 1997, the Company had contractual obligations to purchase equipment sufficient to utilize the restricted cash.

12.        RELATED PARTY TRANSACTIONS

           Since January 1997, the Company's Chairman, Robert Clemente, served in an "Of Counsel" capacity to the law firm of Munro & Munro, PC. During fiscal 1998, Munro & Munro was retained by the Company for professional legal services required in the normal course of business. During fiscal 1998, the Company paid to this law firm $84,000 in legal fees and expenses. Mr. Clemente does not receive any portion of the fees paid by the Company to this law firm.

           During the year ended September 30, 1998 the Company incurred $24,600 in consulting expenses for certain special projects completed by a director.


13.        SEGMENT INFORMATION

           The following is summarized business segment information applicable to continuing operations (in thousands):

                                                    Metal                       Eliminations
                                                    Parts                            and
   Year Ended September 30:                        Forming          Tooling       Corporate      Consolidated
-------------------------------                  ----------        ---------    -------------    ------------
1998
  Net sales                                      $   17,186        $  17,303    $     (2,763)    $     31,726
  (Loss) income from operations                      (6,378)           1,423            (831)          (5,786)
  Identifiable assets                                10,676            6,819           5,473           22,968
  Depreciation and amortization                       1,501              616             576            2,693
  Capital expenditures                                  506              504             239            1,249
1997
  Net sales                                          18,930           18,474          (2,367)          35,037
  (Loss) income from operations                      (1,395)           2,587            (300)             892
  Identifiable assets                                13,753            7,433          11,754           32,940
  Depreciation and amortization                       1,200              701             334            2,235
  Capital expenditures                                1,457              662             971            3,090
1996
  Net sales                                          14,748           18,136          (2,007)          30,877
  (Loss) income from operations                        (701)           2,093            (501)             891
  Identifiable assets                                12,920            7,211          10,734           30,865
  Depreciation and amortization                       1,098              671             215            1,984
  Capital expenditures                                1,803              163           3,513            5,479

14.        SUPPLEMENTAL CASH FLOWS INFORMATION

           Cash payments for interest and income taxes during the year ended September 30 amounted to the following (in thousands):

                                 1 9 9 8       1 9 9 7      1 9 9 6
                                --------      --------      -------
Interest:
   Continuing operations        $    985      $  1,058      $   903
   Discontinued operations           370           191           --
Income taxes:
   Continuing operations              25           205          154
   Discontinued operations            --            --           --


           The Company entered into the following noncash investing and financing transactions for the year ended September 30 (in thousands):

                                                  1998            1996
                                                --------        --------
Note receivable received from
  sale of machine                               $    575        $     --
Cancellation of accrued  interest/note payable
  in exchange for exercise of stock warrant           --             132
Common stock issued for services or for
 reduction of other obligations                       --              32
Stock issued for note receivable                      --              37


                                  * * * * *


                  SECOM GENERAL CORPORATION AND SUBSIDIARIES

                SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

------------------------------------------------------------------------------

                                                     Quarter Ended
                       -----------------------------------------------------------------------------
                                       1998                                     1997(1)
                       --------------------------------------  -------------------------------------
                       September   June     March   December   September   June    March    December
                         1998      1998     1998      1997        1997     1997    1997       1996
                       ---------   ----     -----   --------   ---------   ----    -----    --------
                                      (In thousands, except per share amounts)

Net sales              $ 6,947   $ 7,879   $ 8,545   $ 8,354   $ 8,657   $ 9,145   $ 9,191  $ 8,044

Gross profit               165       813         8       893     1,586     1,526     1,534    1,156

(Loss) income
  from continuing
  operations            (1,356)     (949)   (3,299)     (462)      126       (69)       85     (189)

(Loss) income from
   discontinued
   operations            1,193      --        (621)     (451)      (68)      226       142       56
                       -------   -------   -------   -------   -------   -------   -------  -------

Net (loss) income      $  (163)  $  (949)  $(3,920)  $  (913)  $    58   $   157   $   227  $  (133)
                       =======   =======   =======   =======   =======   =======   =======  =======

(Loss) income per
  common share:
     Continuing
        operations     $ (0.24)  $ (0.18)  $ (0.62)  $ (0.09)  $  0.02   $ (0.01)  $  0.01  $ (0.03)
     Discontinued
        operations        0.21      --       (0.11)    (0.08)    (0.01)     0.04      0.03     0.01
                       -------   -------   -------   -------   -------   -------   -------  -------
Net (loss) income
  per common share     $ (0.03)  $ (0.18)  $ (0.73)  $ (0.17)  $  0.01   $  0.03   $  0.04  $ (0.02)
                       =======   =======   =======   =======   =======   =======   =======  =======

Price range of common
 stock:
        High bid       $  1.72   $  2.50   $  2.25   $  2.50   $  2.69   $  2.94   $  3.31  $  3.06
        Low bid           0.31      1.38      1.50      1.69      2.19      2.00      2.19     2.50

Weighted average
  shares
  outstanding            5,335     5,335     5,335     5,336     5,424     5,460     5,480    5,494
<FT>
(1) Amounts restated to reflect discontinued operations.


                  SECOM GENERAL CORPORATION AND SUBSIDIARIES

                     SELECTED FINANCIAL DATA (UNAUDITED)

------------------------------------------------------------------------------

                                                   Year Ended September 30,
                                      --------------------------------------------------
                                         1998      1997       1996        1995      1994
                                         ----      ----       ----        ----      ----
                                             (In thousands, except per share amounts)
Statement of operations data
Net sales                             $ 31,726   $ 35,037   $ 30,877   $ 36,276  $ 32,571
(Loss) income from continuing
   operations, before income taxes      (6,610)       (18)        58        831     1,154
Income tax benefit (expense)               544        (29)       (17)       373       (61)
                                      --------   --------   --------   --------  --------
(Loss) income from continuing
   operations                           (6,066)       (47)        41      1,204     1,093
Income from discontinued
   operations, net of income taxes         121        356       --         --        --
                                      --------   --------   --------   --------  --------
Net (loss) income                     $ (5,945)  $    309   $     41   $  1,204  $  1,093
                                      ========   ========   ========   ========  ========

(Loss) income per common share:
   Continuing operations              $  (1.13)  $  (0.01)  $   0.01   $   0.28  $   0.29
   Discontinued operations                0.02       0.07       --         --        --
                                      --------   --------   --------   --------  --------
Net (loss) income per common share    $  (1.11)  $   0.06   $   0.01   $   0.28  $   0.29
                                      ========   ========   ========   ========  ========

Balance sheet data
Total assets                          $ 27,868   $ 46,208   $ 34,954   $ 26,947  $ 27,826
Long-term debt                           8,973     17,711     13,724      4,622     7,089
Stockholders' equity                     8,342     14,300     14,036     11,910     9,837
Common stock shares outstanding          5,335      5,340      5,342      4,276     3,701

Equity per common share                   1.56       2.68       2.63       2.79      2.66
Current ratio                             0.81       1.64       1.84       1.13      1.02
Long-term debt to
   stockholders' equity                   1.08       1.24       0.98       0.39      0.72