Form 10-Q
period 1998-12-31
SECOM GENERAL CORP
filed 1999-02-16
CIK 790375

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                     For Quarter Ended December 31, 1998
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

                          SECOM GENERAL CORPORATION
                                  FORM 10-Q
                       QUARTER ENDED DECEMBER 31, 1998

                                    INDEX

PART I     FINANCIAL INFORMATION                                          Page
Item 1.    Financial Statements
                Consolidated Balance Sheets..................................1
                Consolidated Statements of Operations........................3
                Consolidated Statements of Cash Flows........................4
                Notes to Interim Consolidated Financial Statements...........5
Item 2.    Management's Discussion & Analysis of Financial Condition and
                Results of Operations.......................................10

PART II  OTHER INFORMATION

Item 1.    Legal Proceedings................................................15
Item 2.    Changes in Securities............................................15
Item 3.    Defaults in Securities...........................................15
Item 4.    Submission of  Matters to a Vote of Security Holders.............15
Item 5.    Other Information................................................15
Item 6.    Exhibits and Reports on Form 8-K.................................15

                  SECOM GENERAL CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------

                         ASSETS                          (Unaudited)
                                                         Dec. 31 1998   Sept. 30 1998
                                                         ------------   -------------
Current assets
     Cash                                                 $   193,000   $   104,600
     Accounts receivable
        Trade                                               3,598,300     4,139,000
        Other                                                 530,200       163,500
     Inventories                                            3,600,200     4,044,800
     Prepaid expenses                                         198,400       286,500
     Deferred tax assets                                      658,100       603,900
     Property, plant and equipment held for sale            1,440,000     1,440,000
     Machinery and equipment of discontinued subsidiary          --       4,200,000
                                                          -----------   -----------

Total current assets                                       10,218,200    14,982,300

Property, plant and equipment, net                         11,648,000    12,189,200

Intangible assets                                             134,500       146,700

Other assets                                                1,632,000       549,500
                                                          -----------   -----------

Total assets                                              $23,632,700   $27,867,700
                                                          ===========   ===========

See notes to consolidated financial statements.

                  SECOM GENERAL CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------

                 LIABILITIES AND STOCKHOLDERS' EQUITY             (Unaudited)
                                                                  Dec. 31 1998   Sept. 30 1998
                                                                  ------------   -------------
Current liabilities
    Current maturities of long-term debt                          $  4,831,400    $  4,724,900
    Long-term debt classified as current                             6,274,400       6,623,300
    Accounts payable                                                 1,686,200       2,925,800
    Accrued wages and benefits                                         777,400         779,000
    Accrued restructuring costs                                        295,000         416,000
    Other accrued expenses                                             666,700         746,700
    Debt secured by assets of discontinued subsidiary                     --         2,349,800
                                                                  ------------    ------------

Total current liabilities                                           14,531,100      18,565,500

Deferred tax liabilities                                               960,100         960,100
                                                                  ------------    ------------

Total liabilities                                                   15,491,200      19,525,600
                                                                  ------------    ------------

Commitments and contingencies (Note 6)

Stockholders' equity
    Common stock, $.10 par value, authorized 10,000,000 shares;
      outstanding 5,335,400 shares                                     533,500         533,500
    Additional paid-in capital                                      18,400,800      18,400,800
    Accumulated deficit                                            (10,792,800)    (10,592,200)
                                                                  ------------    ------------

Total stockholders' equity                                           8,141,500       8,342,100
                                                                  ------------    ------------

Total liabilities and stockholders' equity                        $ 23,632,700    $ 27,867,700
                                                                  ============    ============

See notes to consolidated financial statements.

                 SECOM GENERAL CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

-----------------------------------------------------------------------------

                                                Three Months Ended Dec. 31,
                                               -----------------------------
                                                 1 9 9 8           1 9 9 7
                                               -----------       -----------
Net sales                                      $ 7,315,700       $ 8,354,100
Cost of sales                                    6,233,600         7,461,600
                                               -----------       -----------
Gross profit                                     1,082,100           892,500

Selling, general and
  administrative expenses                        1,145,000         1,230,500
                                               -----------       -----------
Loss from operations                               (62,900)         (338,000)
                                               -----------       -----------
Other income (expense)
     Interest                                     (214,800)         (253,300)
     Other, net                                     22,900            47,400
                                               -----------       -----------
Other expense - net                               (191,900)         (205,900)
                                               -----------       -----------
Loss from continuing
  operations before income taxes                  (254,800)         (543,900)

Income tax benefit                                  54,200            82,000
                                               -----------       -----------
Loss from continuing operations                   (200,600)         (461,900)

Discontinued operations
     Loss from operations of
       discontinued subsidiary                        --            (450,900)
                                               -----------       -----------
Net loss                                       $  (200,600)      $  (912,800)
                                               ===========       ===========

Loss per common share
  (basic and diluted):
         Continuing operations                 $     (0.04)      $     (0.09)
         Discontinued operations                      --               (0.08)
                                               -----------       -----------
Net loss per common share                      $     (0.04)      $     (0.17)
                                               ===========       ===========

See notes to consolidated financial statements.

                 SECOM GENERAL CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

-----------------------------------------------------------------------------

                                                             Three Months Ended Dec. 31,
                                                             ---------------------------
                                                               1 9 9 8        1 9 9 7
                                                             -----------    -----------
Cash flows from operating activities:
    Net loss                                                 $  (200,600)   $  (912,800)
    Adjustments to reconcile net loss to net
      cash used in provided by operating activities:
         Depreciation and amortization                           570,200        728,500
         Deferred income taxes benefit                           (54,200)       (92,000)
         Provision for doubtful accounts                          17,900         17,000
         Gain on sale of assets                                   (1,000)          --
         Changes in operating assets and liabilities
           which provided (used) cash:
              Trade and other receivables                       (126,600)       645,100
              Inventories                                        402,900        386,800
              Prepaids                                            88,100         47,300
              Other assets                                          --           (8,000)
              Trade accounts payable                          (1,063,900)     1,155,100
              Accrued liabilities                                (50,500)       (83,100)
         Net cash provided by (used in)
           discontinued operations                               371,500       (978,700)
                                                             -----------    -----------
Net cash (used in) provided by operating activities              (46,200)       905,200
                                                             -----------    -----------
Cash flows from investing activities:
    Proceeds from disposal of property, plant
      and equipment                                                2,000          3,000
    Collections on notes receivable                               37,700          3,100
    Capital expenditures                                         (13,000)      (687,700)
    Net cash provided by (used in) discontinued operations     2,700,000        (76,000)
                                                             -----------    -----------
Net cash provided by (used in) investing activities            2,726,700       (757,600)
                                                             -----------    -----------
Cash flows from financing activities:
    Net change in bank line of credit                            112,800       (759,000)
    Proceeds from long-term obligations                             --          137,400
    Retirements of common stock                                     --          (11,900)
    Payments on long-term obligations                           (355,200)      (439,000)
    Net cash (used in) provided by discontinued operations    (2,349,700)       173,300
                                                             -----------    -----------
Net cash used in financing activities                         (2,592,100)      (899,200)
                                                             -----------    -----------
Net increase (decrease) in cash                                   88,400       (751,600)
Cash, beginning of period                                        104,600        873,300
                                                             -----------    -----------
Cash, end of period                                          $   193,000    $   121,700
                                                             ===========    ===========

See notes to consolidated financial statements.

                          SECOM GENERAL CORPORATION

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

-----------------------------------------------------------------------------

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         General

         The consolidated financial statements included herein have been prepared by Secom General Corporation (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

         In the opinion of management, the financial statements as of December 31, 1998 reflect all adjustments (normal recurring accruals) which are necessary to present a fair statement of the results for the period then ended. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K and Annual Report for the fiscal year ended September 30, 1998.

         Consolidation

         The accompanying consolidated financial statements include the accounts of Secom General Corporation and its wholly-owned subsidiaries, Form Flow, Inc.; L&H Die, Inc.; Micanol, Inc.; Uniflow Corporation; and MMC Manufacturing Corp. f/k/a Milford Manufacturing Corporation ("Milford"). All significant intercompany accounts and transactions have been eliminated.

         Nature of Business

         Secom General Corporation (the "Company") is a publicly-traded holding company with five wholly-owned subsidiaries supplying the automotive, truck and construction markets. The Company currently operates in two business segments: metal parts forming and tooling. In March 1998 the Company discontinued its production machining segment and in October 1998 completed the disposition of its remaining assets (see Note 2). Accordingly, results of operations of Milford for the three months ended December 31, 1998 have been restated as discontinued operations.

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

         Intangible Assets

         Intangible assets consisting of goodwill (cost in excess of net assets acquired) is currently amortized on a straight-line basis over 5 years. Accumulated amortization was $520,800 as of December 31, 1998 and $508,600 as of September 30, 1998. Management reviews the carrying value of goodwill on an ongoing basis to assess its recoverability.

         Earnings (Loss) Per Common Share

         Earnings (loss) per share is computed using the weighted average number of common shares outstanding during the year. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", effective October 1, 1997. This statement requires a dual presentation and reconciliation of "basic" and "diluted" per share amounts. Diluted reflects the potential dilution of all common stock equivalents. At December 31, 1998 and 1997 options to purchase 414,000 and 638,500 shares, respectively, were excluded from the computation of earnings per share because the options' exercise prices were greater than the average market price of the common shares. A reconciliation of the denominators used in the basic and diluted share calculation for continuing operations follows for the three months ended December 31:

                                                    (Unaudited)
                                                 1 9 9 8     1 9 9 7
                                                ---------   ---------
         Denominator:
            Weighted average shares outstanding, basic      5,335,400   5,335,400
            Incremental shares from assumed
                  Conversion of options                          --           500
                                                            ---------   ---------
         Weighted average shares outstanding, diluted       5,335,400   5,335,900
                                                            =========   =========


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

         On October 27, 1998, the Company sold the remaining assets and business of Milford to Delco Remy America, Inc. ("DRA"), for the purchase price of $4.2 million dollars, receiving $2.7 million in cash and a $1.5 million promissory note. DRA purchased all of Milford's machinery, equipment and certain inventories that were used to produce machined starter motor shafts for DRA. The remaining inventory was sold to Horizon Technology Group, L.L.C. in a separate transaction. Accordingly, these assets were recorded at their net realizable values as of September 30, 1998.

         The $2.7 million in cash received from the sale was used to payoff $2.3 million in term debt secured by those assets and the balance was used to reduce accounts payable and the line of credit. Terms of the $1.5 million promissory note require four annual installments of $375,000, plus interest at 8.5%, beginning September 1, 1999.

3.       INVENTORIES

         Inventories at December 31, 1998 and September 30, 1998 consist of the following components (in thousands):

                               (Unaudited)
                              Dec. 31 1998   Sept. 30, 1998
                              ------------   --------------
         Raw materials            $  303          $  562
         Work-in-process           1,265           1,366
         Finished goods            2,032           2,117
                                  ------          ------
         Total                    $3,600          $4,045
                                  ======          ======

4.       PROPERTY, PLANT AND EQUIPMENT, NET

         Property, plant and equipment consists of the following assets at December 31, 1998 and September 30, 1998 (in thousands):

                                                    (Unaudited)
                                                    Dec. 31 1998      Sept. 30, 1998         Life
                                                   -------------      --------------    -------------
         Machinery and equipment                   $      14,309       $     14,344     2 to 20 years
         Building and improvements                         4,705              4,705     3 to 30 years
         Land and improvements                               448                448
         Furniture and fixtures                            1,724              1,716      3 to 7 years
         Vehicles                                            123                123        3 years
                                                   -------------       ------------
         Total                                            21,309             21,336
         Less accumulated depreciation                     9,661              9,147
                                                   -------------       ------------
         Net book value                            $      11,648       $     12,189
                                                   =============       ============

5.       LONG-TERM DEBT

         Long-term debt principally consists of a bank line of credit, real estate mortgages, equipment term notes and industrial revenue bonds.

         During fiscal 1998, the Company violated certain bank debt covenants. As a result, in November 1998 the Company's primary lender required the Company to replace its current credit facilities with an amendment and extension agreement, which extended continuing credit, up to $3 million at prime plus 1%, through February 1, 1999. In February 1999 the Company signed another extension agreement, with terms similar to that of the November 1998 agreement, that provides financing through May 1, 1999. Borrowings on the bank line of credit are collateralized by accounts receivable and inventory and limited to stated advance rate percentages. Interest is payable monthly. The agreement prohibits the payment of cash dividends and requires the Company to maintain specific financial covenants including a minimum total equity, current ratio and EBITDA. The Company is working with its secured lenders closely and has continued to make all scheduled debt payments through January 1999. Management believes it can extend current debt facilities with existing lenders or refinance with other lenders on a continuing basis.

6.       COMMITMENTS AND CONTINGENCIES

         Trading of Common Stock

         In November 1998, the Company's common stock was scheduled to be delisted from trading on the National Association of Securities Dealers Automated Quotation System (NASDAQ) National Market System as a result of the Company failing to meet certain minimum listing requirements. The Company requested a hearing to appeal the proposed delisting action and the delisting action has been stayed pending the outcome of the Company's appeal. The appeal was heard January 21, 1999 and no decision has been received from the NASDAQ.

7.       SUPPLEMENTAL CASH FLOWS INFORMATION

         Cash payments for interest and income taxes for the three months ended December 31, 1998 and 1997, respectively, were (in thousands):

                                                         (Unaudited)
                                                 1 9 9 8             1 9 9 7
                                                ---------           ---------
         Interest:
            Continuing operations               $     191           $     168
            Discontinued operations                    27                 147
         Income taxes:
            Continuing operations                      --                  10
            Discontinued operations                    --                  --


         During the quarter ended December 31, 1998, the Company received a $1.5 million note as partial consideration in connection with the sale of the remaining Milford assets (see Note 2).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

         Although sales for the quarter ended December 31, 1998 declined by 12.4% over the same quarter last year, the Company recorded a significantly reduced loss from continuing operations in the current period. The Company recorded a loss from continuing operations of ($201,000), or ($0.04) per share, for the quarter ended December 31, 1998 compared to a loss from continuing operations of ($462,000), or ($0.09) per share, in the December 31, 1997 quarter. The reduction in the loss from continuing operations was primarily due to Uniflow, as results of the part price increases implemented in October 1998 as part of Uniflow's restructuring plan, were realized. Uniflow's improvement in results was offset by a decline in the Tooling Groups' operating results attributable to their decline in sales. The decrease in consolidated sales for the comparative periods was due to the discontinuance of unprofitable product lines at Uniflow and lower sales primarily to the Tooling Group's larger customers.

             The Company's cash flows from operations, amounts available on its line of credit combined with cash generated from the sales of the Milford production machining line assets was sufficient to fund operations through the end of the fiscal quarter ended December 31, 1998, including the timely payment of all scheduled debt obligations. The Company is working with its secured lenders closely and has continued to make all scheduled debt payments through January 1999. In November 1998, the Company entered into an extension agreement with its primary lender, which provided financing through February 1, 1999. A new extension agreement, with terms similar to the November 1998 agreement, was signed in February 1999 and provides financing through May 1, 1999.

             Management believes it can extend current debt facilities with existing lenders or refinance with other lenders on a continuing basis. The Company believes that cash flows from operations and amounts available on its line of credit will be sufficient to fund continuing operations through fiscal 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS BY SEGMENT

METAL PARTS FORMING SEGMENT
(in thousands)

                                               Three Months Ended
                                 -----------------------------------------------
                                     Dec. 31, 1998             Dec. 31. 1997
                                 ---------------------     ---------------------
                                  Amount           %        Amount           %
                                  ------         -----      ------         -----
Net Sales .................      $ 3,858         100.0     $ 4,448         100.0
Gross Profit (Differential)          145           3.8        (379)         (8.5)
Operating expenses ........          251           6.5         415           9.3
Operating loss (1) ........         (106)         (2.7)       (794)        (17.9)

--------------------
(1)  Before interest, bad debt and corporate overhead expense.


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

         Uniflow's sales decreased 13.3% in the current quarter compared to the same period last year. The sales decrease was primarily related to the discontinuation of various cold headed parts, primarily automotive starter motor shafts. Management is continuing to review all of its sales efforts with the objectives of retaining only profitable product lines and obtaining new sales that fit within its current production capability.

         Uniflow's gross margin was 3.8% of sales in the current quarter, compared to a gross differential of (8.5%) of sales in the prior year comparative period. The significant improvement in the current period is due principally to the parts repricing Uniflow instituted in October 1998. The Company also benefited from lower direct labor, supply and certain other overhead costs as a result of the restructuring begun during the second fiscal quarter of 1998.

         The Uniflow restructuring is still in process as the Company continues to try to improve its production efficiencies, reduce labor and overhead costs and conclude ongoing negotiations with an automotive OEM customer to recoup its fiscal year 1996 investment of over $3 million in new equipment. Although the full impact of the parts repricing is not known, management believes that this effort has and will continue to significantly narrow Uniflow's operating losses. Should Uniflow continue to experience lower sales, the Company believes the above steps would substantially mitigate the impact on its gross margin.

         Operating expenses were 6.5% of sales in the current quarter, compared to 9.3% in the prior comparative period. The decrease in operating expenses was due primarily to lower personnel and sales related costs due to the reduced administrative resources necessary to support the decreased sales volume. Management anticipates operating expenses to remain similar or decline as a percentage of sales.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

TOOLING SEGMENT
(in thousands)

                                      Three Months Ended
                          ------------------------------------------
                             Dec. 31, 1998          Dec. 31. 1997
                          -------------------    -------------------
                          Amount          %      Amount          %
                          ------        -----    ------        -----
Net Sales (1) ......      $3,672        100.0    $4,493        100.0
Gross Profit .......         783         21.3     1,105         24.6
Operating expenses .         506         13.8       526         11.7
Operating profit (2)         277          7.5       579         12.9

--------------------
(1)  Before elimination of intercompany sales.
(2)  Before interest, bad debt and corporate overhead expense.

         The Tooling Segment is comprised of the Form Flow, L&H and Micanol units. The Tooling operations manufacture and sell customized tools and dies for use in the production of hot and cold-formed metal parts.

         Tooling sales decreased by 18.3% in the current quarter compared to the same quarter last year. The decline in sales in the current quarter is primarily attributed to lower sales orders from a few of its larger accounts and slower orders across the entire cold heading industry, compared to the prior year period. The largest component of the decline was L&H sales to Uniflow, as Uniflow's tooling requirements were reduced because of the sale of its National FX 1250 parts former in connection with restructuring efforts begun in the second fiscal quarter of 1998. Sales to Form Flow and Micanol customers were also down. Management is aggressively pursuing additional orders and believes future sales will increase moderately over sales for the quarter ended December 1998.

         Tooling gross profit declined to 21.3% in the current period, compared to 24.6% in 1997. The 1998 gross profit percentage decreased principally because of the lower sales volume combined with higher direct labor costs. Management intends to more closely match its direct labor costs to its sales volumes so as to achieve a higher gross margin.

         Operating expense increased to 13.8% of sales in the current quarter compared to 11.7% in the prior year period. The increase in the percentage is due to the decline in sales.

DISCONTINUED SEGMENT - PRODUCTION MACHINING

         During the second fiscal quarter of 1998, the Company discontinued its Milford operation due to ongoing adverse operating results. Accordingly, first fiscal quarter 1998 results of operations have been restated.


CORPORATE EXPENSES

         Unallocated corporate overhead was $405,000 in the current quarter, compared to $302,000 in 1997. The increase in 1998 primarily reflects higher professional fees associated with the hiring of an investment banker and fees associated with refinancing the line of credit and other term debt held by the Company's primary lender.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

INTEREST EXPENSE

         Interest expense was $215,000 in the current quarter, compared to $253,000 in the prior year period. The decrease in interest expense in 1998 compared to 1997 resulted principally from a reduction of secured debt due to various asset sales for cash.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital position was a negative $4.3 million at December 31, 1998 and a negative $3.6 million at September 30, 1998. The negative working capital position results from the classification of long-term debt to current, as the Company was in default of certain bank covenants as of December 31 and September 30, 1998, respectively. Management believes that it will be able to refinance this debt on a continuing basis in the coming months.

         The increase in the working capital deficit was due to the reclassification of $1.1 million, of the $1.5 million note, received from the sale the Milford starter motor machining line from "Machinery and equipment of discontinued subsidiary" (a current asset) to "Other assets" (a noncurrent asset), in accordance with generally accepted accounting principles. The Company received the $1.5 million note and $2.7 million in cash from the sale of the Milford starter motor machining line assets and business in October 1998. The Company used $2.3 million of the cash to payoff a term loan secured by those assets and the balance was used to reduce accounts payable and the line of credit.

         Management believes that internally generated cash from operations and amounts available on the bank line of credit will be sufficient to cover scheduled debt payments as well as fund continuing working capital requirements. Additionally, the Company expects to improve its liquidity and reduce outstanding debt by selling noncore assets. These assets include the $1.4 million classified as "Property, plant and equipment held for sale" on the balance sheet.

          Net cash provided by operating activities, before changes in working capital items, was $332,000 in the quarter ended December 31, 1998, while working capital changes and discontinued operations used $378,000 of cash, for a net use of cash from operating activities of $46,000. The working capital use of cash resulted from a reduction in accounts payable of $1.06 million, offset by a reduction in inventories of $403,000 and cash provided by discontinued operations of $371,000. In the prior year quarter, net cash used by operating activities, before changes in working capital items, was $259,000, while working capital changes and discontinued operations provided $1.16 million in cash, for net cash provided by operating activities of $905,000. An accounts payable increase combined with accounts receivable and inventory decreases generated $2.1 million of cash, while discontinued operations used $979,000 primarily from an increase in accounts receivable.

         Net cash provided by investing activities was $2.73 million in the current quarter, of which $2.7 million was from the sale of the remaining Milford machinery, equipment and business. In the prior year period, net cash used in investing activities was $758,000, of which $688,000 was for capital expenditures. The 1997 capital expenditures included the expansion of the L&H Die building and production equipment in all segments, including the new corporate wide computer systems.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

         Net cash used by financing activities was $2.59 million. Continuing operations used $242,000, principally for scheduled debt payments, and discontinued operations used $2.35 million to extinguish term debt. In the prior year comparative period, cash used in financing activities was $899,000, of which $759,000 represented a paydown on the Company's bank line of credit and scheduled debt payments required $439,000, offset by proceeds from long term obligations of $137,000. Cash provided by discontinued operations of $173,000.

YEAR 2000 DATE CONVERSION

         The Company has engaged a consultant who has reviewed all of the Company's software and hardware to determine that such systems are capable of processing date and transactions pertaining to the year 2000. The initiative utilizes both Company resources and external resources to identify systems and applications affected, to correct existing systems or to acquire replacement systems, and to test the systems and applications for compliance with the requirements for processing year 2000 information. In addition, the Company is seeking certification of Year 2000 compliance from its significant third party vendors. The Company is in the process of determining the total cost associated with the required modifications and conversions but does not believe such costs will be material.

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

Item 6.  Exhibits and Reports on Form 8-K.

         Two Form 8-K's were filed, the first was dated November 11, 1998 regarding the sale of the remaining assets and business of Milford to Delco Remy America, Inc., and the second was dated November 23, 1998 regarding the change in the Company's independent accountants from Deloitte & Touche, LLP to Rehmann Robson, P.C.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECOM GENERAL CORPORATION
(Registrant)

By:  /s/ Paul Clemente                               February 12, 1999
    --------------------------------
       Paul Clemente
       Vice President

By:  /s/ Scott J. Konieczny                          February 12, 1999
     -------------------------------
       Chief Financial Officer