Form 10-Q
period 1999-03-31
SECOM GENERAL CORP
filed 1999-05-14
CIK 790375

==============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                       For Quarter Ended March 31, 1999
                        Commission file number 0-14299


                          SECOM GENERAL CORPORATION
            (Exact name of registrant as specified in its charter)

              DELAWARE                                      87-0410875
  (State or other jurisdiction of                  (IRS Employer I.D. Number)
   incorporation or organization)

       46035 GRAND RIVER AVENUE                               48374
  (Address of principal executive offices)                  (Zip Code)

                 Registrant's telephone number: 248-305-9410

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirement for the past 90 days. Yes _X_ No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

      Title of Class                   Number of Shares Outstanding
       Common  Stock                   1,067,100 as of May 10, 1999



==============================================================================

                          SECOM GENERAL CORPORATION
                                  FORM 10-Q
                         QUARTER ENDED MARCH 31, 1999


                                    INDEX



PART I    FINANCIAL INFORMATION                                          Page
Item 1.   Financial Statements                                           ----
               Consolidated Balance Sheets...............................  1
               Consolidated Statements of Operations.....................  3
               Consolidated Statements of Cash Flows.....................  4
               Notes to Interim Consolidated Financial Statements........  5
Item 2.   Management's Discussion & Analysis of Financial
               Condition and Results of Operations....................... 10

PART II   OTHER INFORMATION

Item 1.        Legal Proceedings......................................... 16
Item 2.        Changes in Securities..................................... 16
Item 3.        Defaults in Securities.................................... 16
Item 4.        Submission of  Matters to a Vote of Security Holders...... 16
Item 5.        Other Information......................................... 16
Item 6.        Exhibits and Reports on Form 8-K.......................... 16

                  SECOM GENERAL CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------

                               ASSETS                    (Unaudited)
                                                         Mar. 31 1999   Sept. 30 1998
                                                         ------------   -------------
Current assets
    Cash                                                  $    67,900    $   104,600
    Accounts receivable
       Trade                                                3,358,300      4,139,000
       Other                                                  529,200        163,500
    Inventories                                             3,156,600      4,044,800
    Prepaid expenses                                          307,100        286,500
    Deferred tax assets                                       614,800        603,900
    Property, plant and equipment held for sale             1,440,000      1,440,000
    Machinery and equipment of discontinued subsidiary           --        4,200,000
                                                          -----------    -----------

Total current assets                                        9,473,900     14,982,300

Property, plant and equipment, net                         11,094,800     12,189,200

Intangible assets                                             122,300        146,700

Other assets                                                1,731,500        549,500
                                                          -----------    -----------

Total assets                                              $22,422,500    $27,867,700
                                                          ===========    ===========

See notes to consolidated financial statements.

                  SECOM GENERAL CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------

                 LIABILITIES AND STOCKHOLDERS' EQUITY              (Unaudited)
                                                                   Mar. 31 1999    Sept. 30 1998
                                                                   ------------    -------------
Current liabilities
    Current maturities of long-term debt                           $  4,261,800     $  4,724,900
    Long-term debt classified as current                              5,871,700        6,623,300
    Accounts payable                                                  1,521,300        2,925,800
    Accrued wages and benefits                                          786,700          779,000
    Accrued restructuring costs                                         295,000          416,000
    Other accrued expenses                                              500,500          746,700
    Debt secured by assets of discontinued subsidiary                      --          2,349,800
                                                                   ------------     ------------

Total current liabilities                                            13,237,000       18,565,500

Deferred tax liabilities                                                960,100          960,100
                                                                   ------------     ------------

Total liabilities                                                    14,197,100       19,525,600
                                                                   ------------     ------------

Commitments and contingencies (Note 6)

Stockholders' equity
    Common stock, $.10 par value, authorized 10,000,000 shares;
      outstanding 1,067,100 shares                                      106,700          533,500
    Additional paid-in capital                                       18,827,500       18,400,800
    Accumulated deficit                                             (10,708,800)     (10,592,200)
                                                                   ------------     ------------

Total stockholders' equity                                            8,225,400        8,342,100
                                                                   ------------     ------------

Total liabilities and stockholders' equity                         $ 22,422,500     $ 27,867,700
                                                                   ============     ============

See notes to consolidated financial statements.

SECOM GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
-----------------------------------------------------------------------------

                                           Three Months Ended Mar. 31,       Six Months Ended Mar. 31,
                                           ---------------------------     -----------------------------
                                             1 9 9 9         1 9 9 8         1 9 9 9           1 9 9 8
                                           -----------     -----------     -----------       -----------
Net sales                                  $ 7,414,900     $ 8,545,000     $14,730,600       $16,899,100
Cost of sales:
  Production                                 5,998,100       7,636,700      12,231,700        15,098,200
  Restructuring charges                           --           900,000            --             900,000
                                           -----------     -----------     -----------       -----------
Gross profit                                 1,416,800           8,300       2,498,900           900,900

Selling, general and
    administrative expenses                  1,126,700       1,524,200       2,271,700         2,754,800
Other restructuring charges                       --         1,762,000            --           1,762,000
                                           -----------     -----------     -----------       -----------
Income (loss) from operations                  290,100      (3,277,900)        227,200        (3,615,900)
                                           -----------     -----------     -----------       -----------
Other income (expense)
    Interest                                  (207,700)       (277,200)       (422,500)         (530,500)
    Other, net                                  44,900         (66,400)         67,800           (19,000)
                                           -----------     -----------     -----------       -----------
Other expense - net                           (162,800)       (343,600)       (354,700)         (549,500)
                                           -----------     -----------     -----------       -----------
Income (loss) from continuing
     operations before income taxes            127,300      (3,621,500)       (127,500)       (4,165,400)

Income tax (expense) benefit                   (43,300)        322,700          10,900           404,700
                                           -----------     -----------     -----------       -----------
Income (loss) from continuing operations        84,000      (3,298,800)       (116,600)       (3,760,700)

Discontinued operations
    Loss from operations of
       discontinued subsidiary                    --          (620,800)           --          (1,071,700)
                                           -----------     -----------     -----------       -----------
Net income (loss)                          $    84,000     $(3,919,600)    $  (116,600)      $(4,832,400)
                                           ===========     ===========     ===========       ===========
Income (loss) per common share
  (basic and diluted):
    Continuing operations                  $      0.08     $     (3.09)    $     (0.11)      $     (3.52)
    Discontinued operations                       --             (0.58)           --               (1.00)
                                           -----------     -----------     -----------       -----------
Net income (loss) per common share         $      0.08     $     (3.67)    $     (0.11)      $     (4.52)
                                           ===========     ===========     ===========       ===========

See notes to consolidated financial statements.

SECOM GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------------------------

                                                               Three Months Ended Mar. 31,   Six Months Ended Mar. 31,
                                                              ----------------------------  --------------------------
                                                                1 9 9 9        1 9 9 8        1 9 9 9        1 9 9 8
                                                              -----------    -----------    -----------    -----------
Cash flows from operating activities:
    Net income (loss)                                         $    84,000    $(3,919,600)   $  (116,600)   $(4,832,400)
    Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
       Depreciation and amortization                              569,900        669,500      1,140,100      1,398,000
       Deferred income taxes expense (benefit)                     43,300       (313,600)       (10,900)      (405,600)
       Provision for doubtful accounts                               --           65,200         17,900         82,200
       Loss (gain) on sale of assets                                 --              600         (1,000)           600
       Restructuring charges                                         --        3,237,400           --        3,237,400
       Changes in operating assets and liabilities
         which provided (used) cash:
          Trade and other receivables                             240,900        623,800        114,300      1,269,000
          Inventories                                             443,600       (221,800)       846,500        165,000
          Prepaids                                               (108,700)       (18,400)       (20,600)        28,900
          Other assets                                               --          (79,200)          --          (87,200)
          Trade accounts payable                                 (306,200)    (1,169,900)    (1,224,600)       (14,800)
          Accrued liabilities                                    (108,200)        79,200       (158,700)        (3,900)
    Net cash (used in) provided by discontinued operations        (52,500)     3,095,000        319,000      2,116,300
                                                              -----------    -----------    -----------    -----------
Net cash provided by operating activities                         806,100      2,048,200        905,400      2,953,500
                                                              -----------    -----------    -----------    -----------
Cash flows from investing activities:
    Proceeds from disposal of property, plant
       and equipment                                                 --        2,500,000          2,000      2,503,000
    Collections on notes receivable                                37,100          3,300         74,800          6,400
    Capital expenditures                                             --         (360,100)       (13,000)    (1,047,900)
    Net cash provided by (used in) discontinued operations          4,000        (84,600)     2,558,600       (160,600)
                                                              -----------    -----------    -----------    -----------
Net cash provided by investing activities                          41,100      2,058,600      2,622,400      1,300,900
                                                              -----------    -----------    -----------    -----------
Cash flows from financing activities:
    Net change in bank line of credit                            (563,400)    (2,180,000)      (450,600)    (2,939,000)
    Proceeds from long-term obligations                              --          258,500           --          395,900
    Retirements of common stock                                      --             --             --          (11,900)
    Payments on long-term obligations classified as current      (408,900)    (1,525,200)      (764,100)    (2,112,200)
    Net cash used in discontinued operations                         --         (385,300)    (2,349,800)       (64,000)
                                                              -----------    -----------    -----------    -----------
Net cash used in financing activities                            (972,300)    (3,832,000)    (3,564,500)    (4,731,200)
                                                              -----------    -----------    -----------    -----------
Net (decrease) increase in cash                                  (125,100)       274,800        (36,700)      (476,800)
Cash, beginning of period                                         193,000        121,700        104,600        873,300
                                                              -----------    -----------    -----------    -----------
Cash, end of period                                           $    67,900    $   396,500    $    67,900    $   396,500
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

           In the opinion of management, the financial statements as of March 31, 1999 reflect all adjustments (consisting only of normal recurring accruals) which are considered necessary to present a fair statement of the results for the periods then ended. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K and Annual Report for the fiscal year ended September 30, 1998.

           Consolidation

           The accompanying consolidated financial statements include the accounts of Secom General Corporation and its wholly-owned subsidiaries: Form Flow, Inc.; L&H Die, Inc.; Micanol, Inc.; Uniflow Corporation; and MMC Manufacturing Corp. f/k/a Milford Manufacturing Corporation ("Milford"). All significant intercompany accounts and transactions have been eliminated.

           Nature of Business

           Secom General Corporation (the "Company") is a publicly-traded holding company with five wholly-owned subsidiaries supplying the automotive, truck and construction markets. The Company currently operates in two business segments: metal parts forming and tooling. In March 1998, the Company discontinued its production machining segment and in October 1998 completed the disposition of its remaining assets (see Note 2). Accordingly, results of operations of Milford for the three and six month periods ended March 31, 1998 have been restated as discontinued operations.

           Restructuring and Realignment of Business

           During the year ended September 30, 1998, management significantly reduced the size of the Company's consolidated business in order to stem negative operating cash flows and reduce secured debt obligations. Those efforts culminated in the sale of various operating assets, including the discontinued Milford subsidiary and various machinery and equipment of Uniflow, as well as revised part pricing or product discontinuation on low margin sales and production. Management believes that these efforts have substantially reduced the operational circumstances which created the significant operating losses and negative cash flows. As this trend continues, management believes internally generated cash from operations and amounts available on the line of credit will be sufficient to cover scheduled debt payments as well as fund continuing working capital requirements, and restore normal banking relations including compliance with ongoing debt covenants. While management is committed to continuing its efforts to improve operating results in the normal course of business over the long term, it nevertheless has also engaged an investment banking firm in October 1998 to assist in the development of other strategic alternatives, such as the possible sale or merger of all or part of the Company's continuing business. As such, although the Company would consider any meaningful offer on favorable terms, continuing as an independent profitable going concern is considered a viable alternative to maximizing shareholder value.

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

           Intangible Assets

           Intangible assets consisting of goodwill (cost in excess of net assets acquired) is currently amortized on a straight-line basis over 5 years. Accumulated amortization was $533,100 as of March 31, 1999 and $508,600 as of September 30, 1998. Management reviews the carrying value of goodwill on an ongoing basis to assess its recoverability.

           Earnings (Loss) Per Common Share

           At the annual shareholders meeting on April 12, 1999, shareholders approved a one-for-five reverse stock split effective April 14, 1999. All "shares outstanding" and "per share" amounts have been restated to reflect the one-for-five reverse stock split.

           Earnings (loss) per share is computed using the weighted average number of common shares outstanding during the year and includes a dual presentation and reconciliation of "basic" and "diluted" per share amounts. Diluted reflects the potential dilution of all common stock equivalents. At March 31, 1999 options to purchase 69,200 shares were excluded from the computation of earnings per share because the options' exercise prices were greater than the average market price of the common shares. As of March 31, 1998 options to purchase 125,600 and 127,600 shares, respectively, for the three and six month periods then ended, were excluded from the computation. A reconciliation of the denominators used in the basic and diluted share calculation for continuing operations follows for the three and six months ended March 31:

                                               (Unaudited)
                                      Three Months          Six Months
                                     1999      1998       1999        1998
                                  ---------  ---------  ---------   ---------
Denominator:
Weighted average shares
   outstanding, basic             1,067,100  1,067,100  1,067,100   1,067,200
Incremental shares from
   assumed conversion of options       --         --         --         2,000
                                  ---------  ---------  ---------   ---------
Weighted average shares
   outstanding, diluted           1,067,100  1,067,100  1,067,100   1,069,200
                                  =========  =========  =========   =========


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

           The $2.7 million in cash received from the sale was used to retire $2.3 million in term debt secured by those assets and the balance was used to reduce accounts payable and the line of credit. Terms of the $1.5 million promissory note require four annual installments of $375,000, plus interest at 8.5%, beginning September 1, 1999.

3.         INVENTORIES

           Inventories at March 31, 1999 and September 30, 1998 consist of the following components (in thousands):

                              (Unaudited)
                              Mar. 31 1999    Sept. 30, 1998
                              ------------    --------------
           Raw materials         $  245          $  562
           Work-in-process        1,075           1,366
           Finished goods         1,837           2,117
                                 ------          ------
           Total                 $3,157          $4,045
                                 ======          ======


4.         PROPERTY, PLANT AND EQUIPMENT, NET

           Property, plant and equipment consists of the following assets at March 31, 1999 and September 30, 1998 (in thousands):

                                         (Unaudited)
                                         Mar. 31 1999  Sept. 30, 1998    Life
                                         ------------  --------------  ------------
           Machinery and equipment          $14,218      $14,344       2 to 20 years
           Building and improvements          4,707        4,705       3 to 30 years
           Land and improvements                448          448
           Furniture and fixtures             1,718        1,716        3 to 7 years
           Vehicles                             123          123          3 years
                                            -------      -------
           Total                             21,214       21,336
           Less accumulated depreciation     10,119        9,147
                                            -------      -------
           Net book value                   $11,095      $12,189
                                            =======      =======


5.         LONG-TERM DEBT

           Long-term debt principally consists of a bank line of credit, real estate mortgages, equipment term notes and industrial revenue bonds.

           During fiscal 1998, the Company violated certain bank debt covenants. As a result, in November 1998 the Company's primary lender required the Company to replace its current credit facilities with an amendment and extension agreement, which extended continuing credit, up to $3 million at prime plus 1%, through February 1, 1999. In February 1999 the Company signed a second extension agreement for the period through May 1, 1999. The Company expects to promptly complete negotiations with its primary lender to extend the current arrangement on similar terms. Borrowings on the bank line of credit are collateralized by accounts receivable and inventory and limited to stated advance rate percentages. Interest is payable monthly. The agreement prohibits the payment of cash dividends and requires the Company to maintain specific financial covenants including a minimum total equity, current ratio and EBITDA. The Company is working closely with its secured lenders and has made all scheduled debt payments on a timely basis, through April 1999. Management believes it can extend current debt facilities with existing lenders or refinance with other lenders on a continuing basis.

6.         COMMITMENTS AND CONTINGENCIES

           Trading of Common Stock

           In November 1998, the Company's common stock was scheduled to be delisted from trading on the National Association of Securities Dealers Automated Quotation System (NASDAQ) National Market System as a result of the Company failing to meet certain minimum listing requirements. The Company appealed the delisting and as a result, the trading of its' stock has been moved to The Nasdaq SmallCap Market under the symbol SECMC. The trading symbol will remain SECMC until the Nasdaq Listing Qualifications Panel has confirmed the Company's compliance with all minimum listing requirements of the SmallCap Market.


7.         SUPPLEMENTAL CASH FLOWS INFORMATION

           Cash payments for interest and income taxes for the three and six months ended March 31, 1999 and 1998, respectively, were (in thousands):

                                              (Unaudited)
                                      Three Months     Six Months
                                      1999    1998    1999    1998
                                      ----    ----    ----    ----

           Interest:
            Continuing operations       207     281     398     531
            Discontinued operations     --      104      27     251
           Income taxes:
            Continuing operations       --      --      --       10
            Discontinued operations     --      --      --      --

           During the quarter ended December 31, 1998, the Company received a $1.5 million note as partial consideration in connection with the sale of the remaining Milford assets and business (see Note 2).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       RESULTS OF CONTINUING OPERATIONS

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

           Consolidated net sales from continuing operations decreased by 13.2% for the quarter ended March 31, 1999, compared to the same quarter in the prior year. The decrease in consolidated net sales for the comparative periods was due to the discontinuance of unprofitable product lines at Uniflow and lower sales primarily to the Tooling Group's larger customers. Despite the sales decline, the Company recorded income from continuing operations of $84,000 or $0.08 per share in the current quarter, compared to a loss from continuing operations of ($3,299,000) or ($3.09) per share in the prior year quarter. The improvement in results from continuing operations was due primarily to Uniflow. Uniflow's results improved for two reasons; (1) it recorded $2,662,000 of restructuring charges in the prior year quarter; and
(2) in the current quarter it continued to benefit from the part price increases implemented in October 1998 as part of its restructuring plan. The Tooling Group was also able to improve its operating results through shop-floor cost containment steps

             The Company's cash flows from operations, amounts available on its line of credit and cash generated from the sales of the Milford production machining line assets was sufficient to fund operations through the end of the fiscal quarter ended March 31, 1999, including the timely payment of all scheduled debt obligations. The Company is working closely with its secured lenders and has made all scheduled debt payments on a timely basis, through April 1999. During the course of the current fiscal year, the Company has signed two consecutive three-month loan extension agreements with its primary lender. Currently the Company is negotiating with its primary lender to extend its credit facility, which expired May 1, 1999. The Company expects to promptly complete negotiations on a new agreement with terms comparable to the previous agreements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF CONTINUING OPERATIONS BY SEGMENT


METAL PARTS FORMING SEGMENT
(in thousands)

                                   Three Months Ended                   Six Months Ended
                               -------------------------------   --------------------------------
                               March 31, 1999   March 31, 1998   March 31, 1999    March 31, 1998
                               --------------   --------------   --------------    --------------
                               Amount     %     Amount     %     Amount     %      Amount      %
                               ------     -     ------     -     ------     -      ------      -
  Net Sales                    3,647    100.0    5,082   100.0   7,505    100.0     9,530   100.0
  Gross Profit (Differential)    311      8.5   (1,183)  (23.3)    456      6.1    (1,538)  (16.1)
  Operating Expenses             251      6.9    2,185    43.0     502      6.7     2,625    27.5
  Operating Profit (Loss) (1)     60      1.6   (3,368)  (66.3)    (46)    (0.6)   (4,163)  (43.6)
  -----
  (1) Before interest, bad debt and corporate overhead expense.

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

           Uniflow's sales decreased 28.2% in the current quarter compared to the same period last year and 21.2% for the comparative six-month period. The sales decrease was primarily related to the discontinuation of various cold headed parts, primarily automotive starter motor shafts, which were discontinued when the National FX cold former machine was sold in March 1998. A decrease in sales of suspension housings was offset by an increase in revenues from wheel studs. Management is continuing to review all of its sales efforts with the objectives of retaining only profitable product lines and obtaining new sales that fit within its current production capability.

           Uniflow's gross profit was 8.5% of sales in the current quarter, compared to a gross differential of (23.3%) of sales in the same prior year period. For the six-month comparative periods, the gross profit (differential), as a percentage of sales, was 6.1% and (16.1%), respectively. The significant improvement in the current period is due principally to: (1) the parts repricing instituted by Uniflow in October 1998; and (2) $900,000 of restructuring charges included in the prior period. The Company also benefited from lower direct labor, supply and certain other overhead costs as a result of the restructuring begun during the second fiscal quarter of 1998.

           The Uniflow restructuring is still in process as the Company continues to try to improve its production efficiencies, reduce labor and overhead costs, and conclude ongoing negotiations with an automotive OEM customer to recoup its fiscal year 1996 investment of over $3 million in new equipment. Although the full impact of the restructuring is not known, management believes that the restructuring effort has and will continue to improve Uniflow's operating results. Should Uniflow continue to experience lower sales, the Company believes the above steps would substantially mitigate the negative impact on its gross profit.

           Operating expenses were 6.9% of sales in the current quarter, compared to 43% of sales in the prior year period. For the six-month comparative periods, operating expenses as a percentage of sales were 6.7% and 27.5%, respectively. The decrease in operating expenses was due to lower personnel and sales related costs in the current quarter, and $1.8 million of restructuring charges in the prior year quarter. Management anticipates operating expenses to either remain stable or decline slightly as a percentage of sales.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

TOOLING SEGMENT
(in thousands)
                          Three Months Ended                   Six Months Ended
                      -------------------------------   --------------------------------
                      March 31, 1999   March 31, 1998   March 31, 1999    March 31, 1998
                      --------------   --------------   --------------    --------------
                      Amount     %     Amount     %     Amount     %      Amount     %
                      ------     -     ------     -     ------     -      ------     -
Net Sales (1)         3,985    100.0    4,463   100.0   7,657     100.0    8,956   100.0
Gross Profit            952     23.9      985    22.0   1,735      22.7    2,089    23.3
Operating Expenses      518     13.0      635    14.2   1,024      13.4    1,149    12.8
Operating Profit (2)    434     10.9      350     7.8     711       9.3      940    10.5

---------
(1) Before elimination of intercompany sales.
(2) Before interest, bad debt and corporate overhead expense.

           The Tooling Segment is comprised of the Form Flow, L&H and Micanol units. The Tooling operations manufacture and sell customized tools and dies for use in the production of hot and cold-formed metal parts.

             Tooling sales decreased by 10.7% in the current quarter compared to the same quarter last year, while for the six-month comparative periods, sales declined by 14.5%. The decrease in sales in the current year is primarily attributable to lower sales orders from certain of the Tool Group's larger accounts. These customers discontinued product lines or benefited from longer tooling life. A significant component of the decline was L&H sales to Uniflow, as Uniflow's tooling requirements were reduced because of the sale of its National FX 1250 parts former in connection with restructuring efforts begun in the second fiscal quarter of 1998. Management has added a salesperson and is increasing customer contact by other management personnel in order to increase sales. Management believes future sales will increase slightly over the sales level for the quarter ended March 1999.

           Tooling gross profit improved to 23.9% of sales in the current quarter, compared to 22.0% of sales in the comparative 1998 quarter. The gross profit for the six-month comparative periods, as a percentage of sales, declined from 23.3% in 1998, to 22.7% in 1999. The increase in the gross profit percentage for the current quarter was due to management's ability to reduce material, labor and supply costs despite the decline in sales. The decrease for the six-month comparative period, was primarily attributable to the large gross profit decline in the December 1998 quarter. Management intends to continue focusing on closely matching its material, direct labor and supply costs to its sales volumes so as to achieve a higher gross margin.

           Operating expenses decreased to 13.0% of sales in the current quarter compared to 14.2% in the prior year period. For the six-month comparative periods, operating expenses as a percentage of sales were 13.4% and 12.8%, respectively. The decrease in the percentage for the current quarter was due mainly to a reduction in personnel and lower state business taxes.

DISCONTINUED SEGMENT - PRODUCTION MACHINING

           During the second fiscal quarter of 1998, the Company discontinued its Milford operation due to ongoing adverse operating results. Accordingly, three and six-month results of operations for 1998 have been restated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

CORPORATE EXPENSES

           Unallocated corporate overhead was $376,000 in the current quarter, compared to $478,000 in 1998. For the six-month comparative periods, unallocated corporate overhead was $781,000 compared to $780,000 in the prior year. The decrease in the current quarter is a result of lower personnel costs. The six-month period is relatively unchanged as the decrease in personnel costs was offset by higher professional fees associated with the hiring of an investment banker and fees related with refinancing the line of credit and other secured debt held by the Company's primary lender.

INTEREST EXPENSE

           Interest expense was $208,000 in the current quarter, compared to $277,000 in the prior year period. For the six-month comparative periods, interest expense was $422,000 compared to $530,000, respectively. The decrease in interest expense resulted from a reduction in secured debt, primarily attributable to proceeds from various asset sales.

LIQUIDITY AND CAPITAL RESOURCES

           The Company's working capital position was a negative $3.8 million at March 31, 1999 and a negative $3.6 million at September 30, 1998. The negative working capital position resulted from the reclassification of long-term debt to current when the Company failed to satisfy certain bank covenants as of March 31, 1999 and September 30, 1998, respectively. Management believes that it will be able to refinance this debt on a continuing basis in the coming months.

           The increase in the working capital deficit was due to the reclassification of $1.1 million, of the $1.5 million note, received from the sale of the Milford starter motor machining line from "Machinery and equipment of discontinued subsidiary" (a current asset) to "Other assets" (a noncurrent asset), in accordance with generally accepted accounting principles. The reclassification of the note receivable was offset by substantial reductions in secured debt and accounts payable, due to asset sales and improved cash flow from operations. The Company received the $1.5 million note and $2.7 million in cash from the sale of the Milford starter motor machining line assets and business in October 1998. The Company used $2.3 million of the cash to retire a term loan secured by those assets and the balance was used to reduce accounts payable and the line of credit.

           Management believes that internally generated cash from operations and amounts available on the bank line of credit will be sufficient to satisfy scheduled debt payments as well as fund continuing working capital requirements. Additionally, the Company expects to improve its liquidity and reduce outstanding debt by selling noncore assets. These noncore assets total $1.4 million and are classified as "Property, plant and equipment held for sale" on the balance sheet.

           Net cash provided by operating activities, before changes in working capital items, was $697,000 in the quarter ended March 31, 1999, while working capital changes and discontinued operations provided $109,000 of cash, for a net cash provided by operating activities of $806,000. The improvement in income from continuing operations primarily contributed to the improved cash flow from operations, before discontinued operations. Working capital items provided cash as substantial reductions in accounts receivable and inventories were only partially offset by increases in prepaids and accounts payable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

           In the prior year comparative quarter, net cash used in operating activities, before changes in working capital items, was $260,000, while working capital changes and discontinued operations provided $2.31 million in cash, for net cash provided by operating activities of $2.05 million. An accounts payable decrease and inventory increase, combined with an accounts receivable decrease used $786,000 of cash, while discontinued operations provided $3.09 million. The $3.09 million primarily reflects the sale of the Milford fluid brake valve equipment, facility and business.

           For the six months ended March 31, 1999, net cash provided by operating activities, before changes in working capital items, was $1.03 million, while working capital items used $443,000 in cash and discontinued operations provided $319,000, for a total of $905,000 of cash provided by operations. The improvement in income from continuing operations, partially offset by accounts payable, accounts receivable and inventory decreases, was primarily responsible for the cash provided by operations. For the six-month period, cash provided by discontinued operations resulted from collection of accounts receivables and was partially reduced by a decline in accounts payable.

           For the six months ended March 31, 1998, net cash used in operating activities, before changes in working capital items, was $520,000, while working capital items provided $1.35 million in cash and discontinued operations provided $2.12 million, for a total of $2.95 million of cash provided by operations. Cash provided by working capital items was due to improved accounts receivable collections. Cash provided by discontinued operations primarily reflects the sale of the Milford fluid brake valve equipment, facility and business.

           Net cash provided by investing activities was $41,000 in the current quarter, primarily due to collections on outstanding notes receivable. The $2.06 million provided by investing activities in the March 31, 1998 quarter resulted from the sale of Uniflow's FX 1250 cold former machine for $2.5 million in cash, offset by capital expenditures primarily for the expansion of the L&H Die facility.

           For the six months ended March 31, 1999, cash provided by investing activities was $2.62 million, of which $2.56 million resulted from the sale of Milford's remaining machinery, equipment and business. In the prior year comparative period, cash provided by investing activities was $1.3 million. The sale of Uniflow's FX 1250 cold former generated $2.5 million of cash, offset by capital expenditures which totaled $1.05 million, for expansion of the L&H Die facility, various production equipment and the corporate wide computer system.

           Net cash used in financing activities in the quarter ended March 31, 1999, was $972,000. The Company reduced borrowings under its bank line of credit by $563,000 and made scheduled principal payments of $409,000. In the prior year comparative quarter, financing activities used $3.83 million of cash. The Company reduced its bank line of credit borrowings by $2.18 million and made principal payments of $1.52 million, including an early principal payment of $1.3 million related to the sale of Uniflow's FX 1250 cold former in March 1998.

           For the six months ended March 31, 1999, cash used in financing activities was $3.56 million. The Company reduced its bank line of credit borrowings by $451,000 and made scheduled debt payments totaling $764,000. Discontinued operations used $2.35 million for extinguishing secured debt related to the sale of Milford's remaining machinery, equipment and business. In the prior year comparative period, financing activities used $4.73 million of cash. The Company reduced its bank line of credit borrowings by $2.94 million and made principal payments of $2.11 million, including an early principal payment of $1.3 million related to the sale of Uniflow's FX 1250 cold former.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

YEAR 2000 DATE CONVERSION

           The Company utilizes a computer network comprised of both Local Area Networks ("LAN's") and Wide Area Networks ("WAN's"). The network hardware and software are approximately 90% Year 2000 compliant and the Company believes they will be fully compliant by the Company's fiscal year-end, September 30, 1999. All of the various hardware and software used in the administration of the network and the Company's manufacturing, engineering and financial processes are purchased from third party vendors. The manufacturing, engineering and financial software applications used by the Company are approximately 75% compliant and are expected to be fully compliant by the end of the current fiscal year.

           Additionally, the Company has various personal desktop and laptop computers that run word processing, database and spreedsheet software. The Company is currently in the process of upgrading all the software run on these computers with versions that are Year 2000 compliant and estimates completing these upgrades by the end of the Company's September 30, 1999 fiscal year.

           Over the last two fiscal years, the Company has expended approximately $55,000 to make its hardware and software Year 2000 compliant. In addition, the Company estimates that it will spend approximately $25,000 to complete its Year 2000 compliance program. The additional expenditures are approximately 40% of the Company's information technology budget for fiscal year ended September 30, 1999. As amounts are expended for Year 2000 compliance they are paid for by cash flows from continuing operations.

             The Company believes that the steps it is and has taken regarding Year 2000 compliance will allow its operations to run normally on January 1, 2000 and thereafter. The possibility exists, however, that certain stand alone computers or software may not be upgraded timely or unforeseen circumstances may arise that interrupt certain areas of the Company's business or operations. In the case of any such occurrence, the Company believes that it can implement a solution within a matter of days and no material interruption of its business or operations will occur.

           The Company is seeking certification of Year 2000 compliance from its significant third party vendors. If any of the Company's suppliers or customers does not successfully and/or timely complete their Year 2000 compliance, the Company's business or operations could be adversely affected. The Company has not generated and does not intend to generate any disaster contingency plans regarding the Year 2000 compliance issue.

                          PART II OTHER INFORMATION

Item 1.    Legal Proceedings

           Not applicable.

Item 2.    Changes in Securities

           Not applicable.

Item 3.    Defaults in Securities

           Not applicable.

Item 4.    Submission of Matters to a Vote of Securities Holders

           At the Company's annual meeting held on April 12, 1999, shareholders approved an amendment to the Certificate of Incorporation of the Company which would effect a reverse stock split at the rate of one new share for each five shares previously outstanding. The amendment became effective April 14, 1999.

Item 5.    Other Information

           Not applicable.

Item 6.    Exhibits and Reports on Form 8-K.

           See the Exhibit Index on the following page.

Exhibit                         Description                            Page
-------                         -----------                            ----

  10.1     First Amendment to Amendment and Extension Agreement
           between NBD Bank as Lender and Secom General Corporation
           and Subsidiaries as Borrowers.                                19

  10.2     Third Amended and Restated Term Note, in the amount of
           $610,592, between NBD Bank as Lender and Secom General
           Corporation and Subsidiaries as Borrowers.                    33

  10.3     Third Amended and Restated Equipment Term Note, in the
           amount of $612,430, between NBD Bank as Lender and Secom
           General Corporation and Subsidiaries as Borrowers.            35

                                  SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECOM GENERAL CORPORATION
(Registrant)

By:  /s/ Paul Clemente                             May 14, 1999
    --------------------------------------
       Paul Clemente
       Vice President

By:  /s/ Scott J. Konieczny                        May 14, 1999
     -------------------------------------
        Scott J. Konieczny
        Chief Financial Officer