Form 10-Q
period 1999-06-30
SECOM GENERAL CORP
filed 1999-08-13
CIK 790375

==============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                       For Quarter Ended June 30, 1999
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

       Title of Class                  Number of Shares Outstanding
        Common  Stock                  1,060,800 as of August 11, 1999


==============================================================================



                          SECOM GENERAL CORPORATION
                                  FORM 10-Q
                         QUARTER ENDED JUNE 30, 1999


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

PART II   OTHER INFORMATION

Item 1.        Legal Proceedings......................................... 16
Item 2.        Changes in Securities..................................... 16
Item 3.        Defaults in Securities.................................... 16
Item 4.        Submission of Matters to a Vote of Security Holders....... 16
Item 5.        Other Information......................................... 16
Item 6.        Exhibits and Reports on Form 8-K.......................... 16






                  SECOM GENERAL CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS


                               ASSETS            (Unaudited)
                                                 Jun. 30 1999    Sept. 30 1998
                                                 ------------    -------------
Current assets
    Cash                                         $    72,800      $   104,600
    Accounts receivable
       Trade                                       3,230,500        4,139,000
       Other                                         538,100          163,500
    Inventories                                    3,293,100        4,044,800
    Prepaid expenses                                 158,200          286,500
    Deferred tax assets                              580,400          603,900
    Property, plant and equipment
      held for sale                                1,000,000        1,440,000
    Machinery and equipment of
      discontinued subsidiary                           --          4,200,000
                                                 -----------      -----------
Total current assets                               8,873,100       14,982,300

Property, plant and equipment, net                10,663,400       12,189,200

Intangible assets                                    110,100          146,700

Other assets                                       1,675,600          549,500
                                                 -----------      -----------
Total assets                                     $21,322,200      $27,867,700
                                                 ===========      ===========

See notes to consolidated financial statements.


                  SECOM GENERAL CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS


      LIABILITIES AND STOCKHOLDERS' EQUITY       (Unaudited)
                                                 Jun. 30 1999   Sept. 30 1998
                                                 ------------   -------------
Current liabilities
    Current maturities of long-term debt         $  2,968,600    $  4,724,900
    Long-term debt classified as current            5,362,400       6,623,300
    Accounts payable                                1,529,800       2,925,800
    Accrued wages and benefits                        673,900         779,000
    Accrued restructuring costs                          --           416,000
    Other accrued expenses                            483,300         746,700
    Customer deposit against purchase
      of machinery (Note 6)                         1,000,000           --
    Debt secured by assets of
      discontinued subsidiary                            --         2,349,800
                                                 ------------    ------------

Total current liabilities                          12,018,000      18,565,500

Deferred tax liabilities                              960,100         960,100
                                                 ------------    ------------

Total liabilities                                  12,978,100      19,525,600
                                                 ------------    ------------

Commitments and contingencies (Note 6)

Stockholders' equity
    Common stock, $.10 par value,
      authorized 10,000,000 shares;
      outstanding 1,060,800 shares                    106,100         533,500
    Additional paid-in capital                     18,810,000      18,400,800
    Accumulated deficit                           (10,572,000)    (10,592,200)
                                                 ------------    ------------

Total stockholders' equity                          8,344,100       8,342,100
                                                 ------------    ------------

Total liabilities and stockholders' equity       $ 21,322,200    $ 27,867,700
                                                 ============    ============

See notes to consolidated financial statements.


SECOM GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                    Three Months Ended Jun. 30,   Nine Months Ended Jun. 30,
                                    ---------------------------   --------------------------
                                      1 9 9 9         1 9 9 8       1 9 9 9        1 9 9 8
                                      -------         -------       -------        -------
Net sales                            $6,693,200    $ 7,879,100    $21,423,800    $24,778,200
Cost of sales:
  Production                          5,229,000      7,066,300     17,460,700     22,164,600
  Restructuring charges                    --             --             --          900,000
                                     ----------    -----------    -----------    -----------
Gross profit                          1,464,200        812,800      3,963,100      1,713,600

Selling, general and
  administrative expenses             1,094,900      1,335,200      3,366,600      4,089,900
Other restructuring charges                --          400,000           --        2,162,000
                                     ----------    -----------    -----------    -----------
Income (loss) from operations           369,300       (922,400)       596,500     (4,538,300)
                                     ----------    -----------    -----------    -----------
Other income (expense)
  Interest                             (190,300)      (197,600)      (612,800)      (728,100)
  Other, net                             (7,800)        34,700         60,000         15,600
                                     ----------    -----------    -----------    -----------
Other expense - net                    (198,100)      (162,900)      (552,800)      (712,500)
                                     ----------    -----------    -----------    -----------
Income (loss) from continuing
   operations before income taxes       171,200     (1,085,300)        43,700     (5,250,800)

Income tax (expense) benefit            (34,400)       136,400        (23,500)       541,100
                                     ----------    -----------    -----------    -----------
Income (loss) from continuing
  operations                            136,800       (948,900)        20,200     (4,709,700)

Discontinued operations
  Loss from operations of
     discontinued subsidiary               --             --             --       (1,071,700)
                                     ----------    -----------    -----------    -----------
Net income (loss)                    $  136,800    $  (948,900)   $    20,200    $(5,781,400)
                                     ==========    ===========    ===========    ===========

Income (loss) per common share
  (basic and diluted):
     Continuing operations           $     0.13    $     (0.89)   $      0.02    $     (4.41)
     Discontinued operations               --             --             --            (1.00)
                                     ----------    -----------    -----------    -----------
Net income (loss) per common share   $     0.13    $     (0.89)   $      0.02    $     (5.41)
                                     ==========    ===========    ===========    ===========

See notes to consolidated financial statements.


SECOM GENERAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                            Three Months Ended Jun. 30,     Nine Months Ended Jun. 30,
                                                            ---------------------------     --------------------------
                                                              1 9 9 9         1 9 9 8        1 9 9 9         1 9 9 8
                                                              -------         -------        -------         -------
Cash flows from operating activities:
  Net income (loss)                                        $   136,800     $  (948,900)    $    20,200     $(5,781,400)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
      Depreciation and amortization                            584,200         517,300       1,724,300       1,915,300
      Deferred income taxes expense (benefit)                   34,400        (120,500)         23,500        (526,100)
      Provision for doubtful accounts                          (22,600)         21,400          (4,700)        103,600
      Loss (gain) on sale of assets                             75,500          (7,700)         74,500          (7,100)
      Restructuring charges                                       --           400,000            --         3,637,400
      Changes in operating assets and liabilities
        which provided (used) cash:
         Trade and other receivables                           122,800         158,300         237,100       1,427,300
         Inventories                                          (136,400)        305,600         710,100         470,600
         Prepaids                                              148,800          96,700         128,200         125,600
         Other assets                                             --           100,500            --            13,300
         Trade accounts payable                                  8,400        (726,800)     (1,216,200)       (741,600)
         Accrued liabilities                                  (107,700)       (199,400)       (266,400)       (203,300)
  Net cash (used in) provided by discontinued operations       (35,000)       (251,300)        284,000       1,865,100
                                                           -----------     -----------     -----------     -----------
Net cash provided by (used in) operating activities            809,200        (654,800)      1,714,600       2,298,700
                                                           -----------     -----------     -----------     -----------
Cash flows from investing activities:
  Proceeds from disposal of property, plant
    and equipment                                               --              --             2,000         2,503,000
  Customer deposit against purchase of equipment             1,000,000            --         1,000,000
  Collections on notes receivable                               24,700          57,700          99,500          64,100
  Capital expenditures                                          (8,400)        (62,300)        (21,400)     (1,110,200)
  Net cash provided by (used in) discontinued operations          --            19,100       2,558,600        (141,500)
                                                           -----------     -----------     -----------     -----------
Net cash provided by investing activities                    1,016,300          14,500       3,638,700       1,315,400
                                                           -----------     -----------     -----------     -----------
Cash flows from financing activities:
  Net change in bank line of credit                         (1,294,400)        795,000      (1,745,000)     (2,144,000)
  Proceeds from long-term obligations                             --              --              --           395,900
  Retirements of common stock                                  (18,200)           --           (18,200)        (11,900)
  Payments on long-term obligations classified as current     (508,000)       (354,100)     (1,272,100)     (2,466,300)
  Net cash used in discontinued operations                        --          (125,800)     (2,349,800)       (189,800)
                                                           -----------     -----------     -----------     -----------
Net cash (used in) provided by financing activities         (1,820,600)        315,100      (5,385,100)     (4,416,100)
                                                           -----------     -----------     -----------     -----------
Net increase (decrease) in cash                                  4,900        (325,200)        (31,800)       (802,000)
Cash, beginning of period                                       67,900         396,500         104,600         873,300
                                                           -----------     -----------     -----------     -----------
Cash, end of period                                        $    72,800     $    71,300     $    72,800     $    71,300
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

           In the opinion of management, the financial statements as of June 30, 1999 reflect all adjustments (consisting only of normal recurring accruals) which are considered necessary to present a fair statement of the results for the periods then ended. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K and Annual Report for the fiscal year ended September 30, 1998.

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

           Nature of Business

           Secom General Corporation (the "Company") is a publicly-traded holding company with five wholly-owned subsidiaries supplying the automotive, truck and construction markets. The Company currently operates in two business segments: metal parts forming and tooling. In March 1998, the Company discontinued its production machining segment and in October 1998 completed the disposition of its remaining assets (see Note 2). Accordingly, results of operations of Milford for the three and nine-month periods ended June 30, 1998 have been restated as discontinued operations.

           Restructuring and Realignment of Business

           During the year ended September 30, 1998, management significantly reduced the size of the Company's consolidated business in order to stem negative operating cash flows and reduce secured debt obligations. Those efforts culminated in the sale of various operating assets, including the discontinued Milford subsidiary and various machinery and equipment of Uniflow, as well as revised part pricing or product discontinuation on low margin sales and production. Management believes that these efforts have substantially reduced the operational circumstances which created the significant operating losses and negative cash flows. Management believes internally generated cash from operations and amounts available on the line of credit will be sufficient to cover scheduled debt payments as well as fund continuing working capital requirements, and restore normal banking relations including compliance with ongoing debt covenants. While management is committed to continuing its efforts to improve operating results in the normal course of business over the long term, it nevertheless has also engaged an investment banking firm in October 1998 to assist in the development of other strategic alternatives, such as the possible sale or merger of all or part of the Company's continuing business. As such, although the Company would consider any meaningful offer on favorable terms, continuing as an independent profitable going concern is considered a viable alternative in maximizing shareholder value.

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

           Intangible Assets

           Intangible assets consisting of goodwill (cost in excess of net assets acquired) is currently amortized on a straight-line basis over 5 years. Accumulated amortization was $545,300 as of June 30, 1999 and $508,600 as of September 30, 1998. Management reviews the carrying value of goodwill on an ongoing basis to assess its recoverability.

           Earnings (Loss) Per Common Share

           At the annual shareholders meeting on April 12, 1999, shareholders approved a one-for-five reverse stock split effective April 14, 1999. All "shares outstanding" and "per share" amounts have been restated to reflect the one-for-five reverse stock split.

           Earnings (loss) per share is computed using the weighted average number of common shares outstanding during the year and includes a dual presentation and reconciliation of "basic" and "diluted" per share amounts. Diluted reflects the potential dilution of all common stock equivalents. At June 30, 1999 options to purchase 69,200 shares were excluded from the computation of earnings per share because the options' exercise prices were greater than the average market price of the common shares. As of June 30, 1998 options to purchase 127,600 shares were excluded from the computation. A reconciliation of the denominators used in the basic and diluted share calculation for continuing operations follows for the three and nine months ended June 30:


                                                               (Unaudited)
                                                   Three Months             Nine Months
                                               -------------------     -------------------
                                               1 9 9 9     1 9 9 8     1 9 9 9     1 9 9 8
                                               -------     -------     -------     -------
            Denominator:
            Weighted average shares
               outstanding, basic             1,064,900   1,067,100   1,066,200   1,067,200
            Incremental shares from
               assumed conversion of options        --          --          --          --
                                              ---------   ---------   ---------   ---------
            Weighted average shares
               Outstanding, diluted           1,064,900   1,067,100   1,066,200   1,069,200
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

           On October 27, 1998, the Company sold the remaining assets and business of Milford to Delco Remy America, Inc. ("DRA"), for the purchase price of $4.2 million, receiving $2.7 million in cash and a $1.5 million promissory note. DRA purchased all of Milford's machinery, equipment and certain inventories that were used to produce machined starter motor shafts for DRA. The remaining inventory was sold to Horizon Technology Group, L.L.C. in a separate transaction. Accordingly, these assets were recorded at their net realizable values as of September 30, 1998.

           The $2.7 million in cash received from the sale was used to retire $2.3 million in term debt secured by those assets and the balance was used to reduce accounts payable and the line of credit. Terms of the $1.5 million promissory note require four annual installments of $375,000, plus interest at 8.5%, beginning September 1, 1999.



3.         INVENTORIES

           Inventories at June 30, 1999 and September 30, 1998 consist of the following components (in thousands):

                               (Unaudited)
                               Jun. 30 1999      Sept. 30, 1998
                               ------------      --------------
           Raw materials          $  378             $  562
           Work-in-process         1,176              1,366
           Finished goods          1,739              2,117
                                  ------             ------
           Total                  $3,293             $4,045
                                  ======             ======


4.         PROPERTY, PLANT AND EQUIPMENT, NET

           Property, plant and equipment consists of the following assets at June 30, 1999 and September 30, 1998 (in thousands)

                                    (Unaudited)
                                   Jun. 30 1999  Sept. 30, 1998      Life
                                   ------------  --------------      ----
           Machinery and equipment     $14,248        $14,344    2 to 20 years
           Building and
             improvements                4,707          4,705    3 to 30 years
           Land and improvements           448            448
           Furniture and fixtures        1,718          1,716    3 to 7 years
           Vehicles                        125            123    3 years
                                       -------        -------
           Total                        21,246         21,336
           Less accumulated
             depreciation               10,583          9,147
                                       -------        -------
            Net book value             $10,663        $12,189
                                       =======        =======


5.         LONG-TERM DEBT

           Long-term debt principally consists of a bank line of credit, real estate mortgages, equipment term notes and industrial revenue bonds. As of June 30, 1999 the Company had approximately $2 million available on its' line of credit.

           During fiscal 1998, the Company violated certain bank debt covenants. As a result, in November 1998 the Company's primary lender required the Company to replace its current credit facilities with an amendment and extension agreement, which extended continuing credit, up to $3 million at prime plus 1%, through February 1, 1999. In June 1999 the Company signed another agreement, with terms similar to the previous agreements, which extends credit through the period November 1, 1999. Borrowings on the bank line of credit are collateralized by accounts receivable and inventory and limited to stated advance rate percentages. Interest is payable monthly. The agreement prohibits the payment of cash dividends and requires the Company to maintain specific financial covenants including a minimum total equity, current ratio and EBITDA. The Company is working closely with its secured lenders and has made all scheduled debt payments on a timely basis, through July 1999. Management believes it can extend current debt facilities with existing lenders or refinance with other lenders on a continuing basis.




6.         COMMITMENTS AND CONTINGENCIES

           Customer Deposit Against Purchase of Machinery

           In May 1999, the Company received a $1 million "Good Faith Deposit" towards the purchase of certain machinery and equipment which the Company purchased in fiscal 1996 for over $3 million. The Company has been negotiating with an OEM customer of Uniflow for a substantial period of time and anticipates completing the negotiations within the next several months. The Company believes a successful resolution of the negotiations could significantly improve its financial condition.


           Trading of Common Stock

           In November 1998, the Company's common stock was scheduled to be delisted from trading on the National Association of Securities Dealers Automated Quotation System (NASDAQ) National Market System as a result of the Company failing to meet certain minimum listing requirements. The Company appealed the delisting and as a result, the trading of its' stock has been moved to The Nasdaq SmallCap Market under the symbol SECM.


7.         SUPPLEMENTAL CASH FLOWS INFORMATION

           Cash payments for interest and income taxes for the three and nine-month periods ended June 30, 1999 and 1998, respectively, were (in thousands):

                                                  (Unaudited)
                                         Three Months         Nine Months
                                       ----------------   -----------------
                                       1 9 9 9  1 9 9 8   1 9 9 9   1 9 9 8
                                       -------  -------   -------   -------
           Interest:
             Continuing operations       191      213        589      662
             Discontinued operations     --        57         27      308
           Income taxes:
             Continuing operations       --        15        --        25
             Discontinued operations     --       --         --       --

           During the quarter ended December 31, 1998, the Company received a $1.5 million note as partial consideration in connection with the sale of the remaining Milford assets and business (see Note 2).



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                 RESULTS OF CONTINUING OPERATIONS - OVERVIEW

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

           Consolidated net sales from continuing operations decreased by 15.1% for the quarter ended June 30, 1999, compared to the same quarter in the prior year. Net sales decreased by 26.4% at Uniflow and 11.8% for the Tooling Group. The decrease in consolidated net sales for the comparative periods was due to the discontinuance of unprofitable product lines, primarily certain cold-formed parts suspension ball-joint housings, at Uniflow and lower sales to the Tooling Group's larger customers. Although sales declined, the Company recorded income from continuing operations of $136,800 or $0.13 per share in the current quarter, compared to a loss from continuing operations of ($948,900) or ($0.89) per share in the prior year quarter. The improvement in results from continuing operations was due primarily to Uniflow. Uniflow's results improved for three reasons; (1) shop-floor cost containment steps instituted as part of its continuing restructuring; (2) recording of $400,000 of restructuring charges in the prior year quarter; and (3) continued benefit from the part price increases implemented in October 1998 as part of its restructuring plan. The Tooling Group was also able to improve its operating results through continued shop-floor cost containment steps.

           The Company's cash flows from operations and cash generated from the sales of the Milford production machining line assets enabled it to substantially reduce its secured debt and fund operations through the end of the fiscal quarter ended June 30, 1999, including the timely payment of all scheduled debt obligations. The Company is working closely with its secured lenders and has made all scheduled debt payments on a timely basis, through July 1999. During the course of the current fiscal year, the Company has signed three loan extension agreements with its primary lender. The current agreement has terms similar to the previous agreements and provides financing through November 1, 1999. Management believes it can extend current debt facilities with existing lenders or refinance with other lenders on a continuing basis.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

                 RESULTS OF CONTINUING OPERATIONS BY SEGMENT



METAL PARTS FORMING SEGMENT
(in thousands)

                                      Three Months Ended                    Nine Months Ended
                                -------------------------------    --------------------------------
                                June 30, 1999     June 30, 1998     June 30, 1999    June 30, 1998
                                -------------    --------------    --------------    --------------
                                Amount    %       Amount     %      Amount     %      Amount     %
                                ------   ---      ------    ---     ------    ---     ------    ---
Net Sales                       2,977   100.0     4,044   100.0     10,482   100.0   13,575    100.0
Gross Profit (Differential)       332    11.2      (341)   (8.4)       788     7.5   (1,904)   (14.0)
Operating Expenses                196     6.6       729    18.0        698     6.6    3,329     24.5
Operating Profit (Loss)(1)        136     4.6    (1,070)  (26.5)        90     0.9   (5,233)   (38.5)

---------
(1) Before interest, bad debt and corporate overhead expense.



           The Metal Parts Forming Segment is comprised of the Company's Uniflow subsidiary. Uniflow currently manufactures transmission shaft parts, suspension ball-joint housings, truck wheel fasteners, and a variety of OEM and aftermarket cold-formed and forged parts. Customers are primarily automotive and trucking-related original equipment manufacturers ("OEM") and service part manufacturers ("after-market").

           Uniflow's sales decreased 26.4% in the current quarter compared to the same period last year and 22.8% for the comparative nine-month period. The sales decrease for the quarter was primarily related to the discontinuation of various suspension-ball joint housings, due to the price increases implemented in October 1998, and various cold-formed products which were discontinued when the National FX cold former machine was sold in March 1998. The sales decrease for the nine-month period was primarily due to the decline in cold-headed parts, as a result of the sale of the National FX machine, as well as an overall decline in suspension housings and wheel fasteners, as a result of the price increases instituted in October 1998. Management is focusing its efforts on regaining the profitable portions of the wheel fasteners business that were lost due to the October 1998 price increases and that fit within its current production capability.

           Uniflow's gross profit was 11.2% of sales in the current quarter, compared to a gross (differential) of (8.4%) of sales in the same prior year period. For the nine-month comparative periods, the gross profit (differential), as a percentage of sales, was 7.5% and (14.0%), respectively. The significant improvement in the current year results was primarily due to the ability of management to better control its production costs and the parts repricing instituted by Uniflow in October 1998. The prior year nine-month period also included $900,000 of restructuring charges.

           The Uniflow restructuring is still in process as the Company continues to try to improve its production efficiencies, reduce labor and overhead costs, and conclude ongoing negotiations with an automotive OEM customer to recoup its fiscal year 1996 investment of over $3 million in new equipment. As a show of good faith towards concluding negotiations, which the Company believes could be within the next several months, the OEM customer paid the Company $1 million during the June 1999 quarter. The Company believes a successful resolution of the negotiations could significantly improve its financial condition.

           Although the full impact of the restructuring is not known, management believes that the restructuring effort has and will continue to improve Uniflow's operating results over the long term. Should Uniflow continue to experience lower sales, the Company believes the above steps would substantially mitigate the negative impact on its gross profit.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

           Operating expenses were 6.6% of sales in the current quarter, compared to 18% of sales in the prior year period. For the nine-month comparative periods, operating expenses as a percentage of sales were 6.6% and 24.5%, respectively. The decrease in operating expenses in the comparative periods was due primarily to $400,000 and $2.2 million of restructuring charges in the prior three and nine-month periods, respectively. Additionally, personnel and front office overhead costs were lower in the current quarter. Management anticipates future operating expenses to remain stable or decline slightly as a percentage of sales.


TOOLING SEGMENT
(in thousands)

                              Three Months Ended                  Nine Months Ended
                         ------------------------------     ------------------------------
                         June 30, 1999    June 30, 1998     June 30, 1999    June 30, 1998
                         -------------    -------------     -------------    -------------
                         Amount    %      Amount    %       Amount    %      Amount    %
                         ------   ---     ------   ---      ------   ---     ------   ---

Net Sales (1)             3,895  100.0    4,415  100.0     11,552  100.0    13,371  100.0
Gross Profit                974   25.0      985   22.3      2,709   23.4     3,075   23.0
Operating Expenses          540   13.9      610   13.8      1,565   13.5     1,783   13.3
Operating Profit (2)        434   11.1      375    8.5      1,144    9.9     1,292    9.7

---------
(1) Before elimination of intercompany sales.
(2) Before interest, bad debt and corporate overhead expense.

           The Tooling Segment is comprised of the Form Flow, L&H and Micanol units. The Tooling operations manufacture and sell customized tools and dies for use in the production of hot and cold-formed metal parts.

           Tooling sales decreased by 11.8% in the current quarter compared to the same quarter last year, while for the nine-month comparative periods, sales declined by 13.6%. The decrease in sales in the current year is primarily attributable to lower sales orders from certain of the Tool Group's larger accounts. These customers have discontinued product lines or have benefited from longer tooling life. A significant component of the decline was L&H sales to Uniflow, as Uniflow's tooling requirements were reduced because of the sale of its National FX 1250 parts former. Management has added a salesperson and is increasing customer contact by other management personnel in order to increase sales. Management believes future sales will remain consistent with or increase slightly over the sales level for the quarter ended June 30, 1999.

           Tooling gross profit improved to 25.0% of sales in the current quarter, compared to 22.3% of sales in the comparative 1998 quarter. The gross profit for the nine-month comparative periods, as a percentage of sales, increased to 23.4% in 1999, from 23.0% in 1998. The increase in the gross profit percentage for the current year three and nine-month periods was due to management's ability to reduce material, labor and supply costs to offset the decline in sales. Management intends to continue focusing on closely matching its material, direct labor and supply costs to its sales volumes so as to achieve a higher gross margin.

           Operating expenses remained relatively constant at 13.9% of sales in the current quarter compared to 13.8% in the prior year period. For the nine-month comparative periods, operating expenses as a percentage of sales were 13.5% and 13.3%, respectively. Management believes operating expenses will remain at these levels or decline slightly as a percentage of sales in the future.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

DISCONTINUED SEGMENT - PRODUCTION MACHINING

           During the second fiscal quarter of 1998, the Company discontinued its Milford operation due to ongoing adverse operating results. Accordingly, three and nine-month results of operations for 1998 have been restated.

CORPORATE EXPENSES

           Unallocated corporate overhead was $376,000 in the current quarter, compared to $414,000 in 1998. For the nine-month comparative periods, unallocated corporate overhead was $1,157,000 compared to $1,194,000 in the prior year. The three and nine-month periods are relatively unchanged as a decrease in personnel, legal and accounting costs was offset by higher depreciation expense and fees associated with the hiring of an investment banker and refinancing the line of credit and other secured debt held by the Company's primary lender.

INTEREST EXPENSE

           Interest expense was $190,000 in the current quarter, compared to $198,000 in the prior year period. For the nine-month comparative periods, interest expense was $613,000 compared to $728,000, respectively. The decrease in interest expense resulted from a reduction in secured debt, due to proceeds from various asset sales and positive cash flows from operations.

LIQUIDITY AND CAPITAL RESOURCES

           The Company's working capital position improved to a negative $3.1 million at June 30, 1999 from a negative $3.6 million at September 30, 1998, as positive cash flows from operations enabled the Company to significantly reduce its outstanding secured debt. The negative working capital position resulted from the reclassification of long-term debt to current when the Company failed to satisfy certain bank covenants as of June 30, 1999 and September 30, 1998, respectively. Management believes that it will be able to refinance this debt on a continuing basis in the coming months.

           Management believes that internally generated cash from operations and the approximately $2 million available on its' bank line of credit, as of June 30, 1999, will be sufficient to satisfy scheduled debt payments as well as fund continuing working capital requirements. Additionally, the Company expects to improve its liquidity and reduce outstanding debt by selling noncore assets. These noncore assets total $1 million and are classified as "Property, plant and equipment held for sale" on the balance sheet.

           Net cash provided by operating activities, before changes in working capital items, was $808,000 in the quarter ended June 30, 1999, while working capital changes and discontinued operations provided $1,000 of cash, for net cash provided by operating activities of $809,000. The improvement in income from continuing operations primarily contributed to the improved cash flow from operations, before discontinued operations. Cash provided by working capital items was offset by a use of cash by discontinued operations.

           In the prior year comparative quarter, net cash used in operating activities, before changes in working capital items, was $138,000, while working capital changes and discontinued operations used $517,000 in cash, for net cash used by operating activities of $655,000. A decrease in operating assets combined with a decrease in accounts payable and accrued liabilities used $266,000 of cash. Discontinued operations used $251,000 to reduce accounts payables and accruals.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

           For the nine months ended June 30, 1999, net cash provided by operating activities, before changes in working capital items, was $1.84 million, while working capital items used $407,000 in cash and discontinued operations provided $284,000, for a total of $1.71 million of cash provided by operations. The improvement in income from continuing operations, primarily offset by accounts payable and accounts receivable decreases, was responsible for the cash provided by operating activities. For the nine-month period, cash provided by discontinued operations of $284,000 resulted from collection of accounts receivables and was partially reduced by a decline in accounts payable and accrued liabilities.

           For the nine months ended June 30, 1998, net cash used by operating activities, before changes in working capital items, was $658,000, while working capital items provided $1.09 million in cash and discontinued operations provided $1.86 million, for a total of $2.29 million of cash provided by operations. Cash provided by working capital items was primarily due to improved accounts receivable collections reduced by an accounts payable decrease. Cash provided by discontinued operations of $1.86 million primarily reflects the sale of the Milford fluid brake valve equipment, facility and business.

           Net cash provided by investing activities was $1.02 million in the current quarter, due primarily to the receipt of a $1 million deposit against the future sale of certain machinery and equipment which the Company invested over $3 million, in fiscal year 1996. In the June 30, 1998 quarter, $14,000 was provided by investing activities.

           For the nine months ended June 30, 1999, cash provided by investing activities was $3.64 million, of which $2.56 million resulted from the sale of Milford's remaining machinery, equipment and business. The remaining $1 million was due to the receipt of a deposit against the future sale of certain machinery and equipment. In the prior year comparative period, cash provided by investing activities was $1.31 million. The sale of Uniflow's FX 1250 cold former generated $2.5 million of cash, primarily offset by capital expenditures which totaled $1.11 million, for expansion of the L&H Die facility, various production equipment and the corporate wide computer system. Discontinued operations used $141,000.

           Net cash used in financing activities in the quarter ended
June 30, 1999, was $1.82 million. The Company reduced borrowings on its' bank line of credit by $1.29 million and made scheduled principal payments of $508,000. In the prior year comparative quarter, financing activities provided $315,000 of cash. The Company increased its' bank line of credit borrowings by $795,000 and made principal payments of $354,000. Discontinued operations used $126,000 for scheduled principal payments.

           For the nine months June 30, 1999, cash used in financing activities was $5.38 million. The Company reduced its' bank line of credit borrowings by $1.75 million and made scheduled debt payments totaling $1.27 million. Discontinued operations used $2.35 million for extinguishing secured debt related to the sale of Milford's remaining machinery, equipment and business. In the prior year comparative period, financing activities used $4.42 million of cash. The Company reduced its' bank line of credit borrowings by $2.14 million and made principal payments of $2.47 million, including an early principal payment of $1.3 million related to the sale of Uniflow's FX 1250 cold former. Discontinued operations used $190,000 for scheduled debt payments.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND ESULTS OF OPERATIONS (Continued)

YEAR 2000 DATE CONVERSION

           The Company utilizes a computer network comprised of both Local Area Networks ("LAN's") and Wide Area Networks ("WAN's"). The network hardware and software are approximately 95% Year 2000 compliant and the Company believes they will be fully compliant within the next few months. All of the various hardware and software used in the administration of the network and the Company's manufacturing, engineering and financial processes are purchased from third party vendors. The manufacturing and engineering software applications used by the Company are approximately 90% compliant and are expected to be fully compliant within the next few months. The Company's financial applications are compliant.

           Additionally, the Company has various personal desktop and laptop computers that run word processing, database and spreedsheet software. The Company is currently in the process of upgrading all the software run on these computers with versions that are Year 2000 compliant and estimates completing these upgrades within the next few months.

           Over the last two fiscal years, the Company has expended approximately $55,000 to make its hardware and software Year 2000 compliant. In addition, the Company estimates it will spend approximately $25,000 to complete its Year 2000 compliance program. The additional expenditures are approximately 40% of the Company's information technology budget for fiscal year ended September 30, 1999. As amounts are expended for Year 2000 compliance they are paid for by cash flows from continuing operations.

           The Company believes that the steps it is and has taken regarding Year 2000 compliance will allow its' operations to run normally on January 1, 2000 and thereafter. The possibility exists, however, that certain stand alone computers or software may not be upgraded timely or unforeseen circumstances may arise that interrupt certain areas of the Company's business or operations. In the case of any such occurrence, the Company believes that it can implement a solution within a matter of days and no material interruption of its business or operations will occur.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           Not applicable.




                          PART II OTHER INFORMATION

Item 1.    Legal Proceedings

           Not applicable.

Item 2.    Changes in Securities

           Not applicable.

Item 3.    Defaults in Securities

           Not applicable.

Item 4.    Submission of Matters to a Vote of Securities Holders

           On April 12, 1999, the Company held its 1999 annual meeting of shareholders at which the following matters were submitted to a vote of security holders and results of which were as follows:

           1.  Election of Directors

                  Nominee                    Votes For      Votes Withheld
                  -------                    ---------      --------------
                  Robert A. Clemente         4,463,778         871,622
                  Gregory Adamczyk           4,463,826         871,574
                  Rocco Pollifrone           4,463,826         871,574
                  Richard Thompson           4,463,826         871,574
                  Martin J. Eidemiller       4,689,428         645,972

           2. Proposal to amend the Company's Certificate of Incorporation to effect a reverse stock split at the rate of one new share for each five shares previously outstanding.

                  Votes for:                 4,953,608
                  Votes Against:                54,053
                  Votes Withheld/Abstentions:  327,739

           The amendment became effective April 14, 1999.

Item 5.    Other Information

           Not applicable.

Item 6.    Exhibits and Reports on Form 8-K.

           See Exhibit Index on the following page.







                                EXHIBIT INDEX

EXHIBIT                              DESCRIPTION                          PAGE
-------                              -----------                          ----

10.1        Second Amendment to Amendment and Extension Agreement          19
            between Bank One as Lender and Secom General
            Corporation and Subsidiaries as Borrowers.

10.2        Fourth Amended and Restated Term Note, in the amount of        34
            $585,378, between Bank One as Lender and Secom General Corporation and Subsidiaries as Borrowers.

10.3        Fourth Amended and Restated Equipment Term Note, in th         36
            amount of $565,053 between Bank One as Lender and Secom
            General Corporation and Subsidiaries as Borrowers.



                                  SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECOM GENERAL CORPORATION
(Registrant)

By: /s/ Paul D. Clemente                     August 13, 1999
    --------------------
       Paul D. Clemente
       Vice President

By:  /s/ Scott J. Konieczny                  August 13, 1999
     ----------------------
     Scott J. Konieczny
     Chief Financial Officer


