Form 10-K405
period 1999-09-30
SECOM GENERAL CORP
filed 1999-12-29
CIK 790375

FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended September 30, 1999
                        Commission file number 0-14299

                          SECOM GENERAL CORPORATION
            (exact name of registrant as specified in its charter)

             DELAWARE
  (State or other jurisdiction of                 87-0410875
   incorporation or organization)       (IRS Employer Identification No.)


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

As of December 20, 1999, 1,044,254 shares of the Registrant's Common Stock were outstanding and the aggregate market value of such Common Stock held by non-affiliates (based on the closing price on that date as reported on the NASDAQ SmallCap Market System) was approximately $1,808,888.


                     DOCUMENTS INCORPORATED BY REFERENCE

                                     None



                              TABLE OF CONTENTS

                                    PART I

                                                                         Page
                                                                         ----

Item 1.   Business......................................................  3

Item 2.   Properties....................................................  8

Item 3.   Legal Proceedings.............................................  8

Item 4.   Submission of Matters to a Vote of Security Holders...........  8

                                   PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters...........................................  8

Item 6.   Selected Financial Data.......................................  9

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations...........................  9

Item 8.   Financial Statements and Supplementary Data................... 17

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure........................... 17

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant............ 17

Item 11.  Executive Compensation........................................ 19

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.................................................... 23

Item 13.  Certain Relationships and Related Transactions................ 25

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
          on Form 8-K................................................... 26


                                    PART I

Item 1. Business.

General

           Secom General Corporation, a Delaware corporation (the "Company") is a holding company with the following wholly owned operating subsidiaries:


Metal Parts Forming Segment:

           o  Uniflow Corporation ("Uniflow") acquired in 1991

Tooling Segment:

           o  Form Flow, Inc. ("Form Flow") acquired in 1987

           o  L&H Die, Inc. ("L&H") acquired in 1987

           o  Micanol, Inc. ("Micanol") acquired in 1990

Production Machining Segment - Discontinued Operations:

           o  MMC Manufacturing Corp., formerly known as Milford
              Manufacturing Corporation ("Milford") acquired in 1996 and discontinued during 1998

           In transactions occurring in March, July and October 1998, the Company sold all of the assets of Milford. Refer to "Discontinued
Operations - Production Machining Segment" on page 8 for a description of the foregoing.

           In October 1998, the Company engaged the investment banking firm of Goldsmith, Agio, Helms Securities, Inc. ("GAHS") to assist the Company in a possible merger, sale or similar transaction related to the Company or its subsidiaries. In May 1999, the Company and GAHS terminated their contract, except GAHS has the right to receive a commission for two identified potential buyers, if a sale were to be consummated with either one of the two potential buyers. In addition to terminating their contract, the Company and GAHS agreed to exclude any sales of Uniflow from any sales commission that may be due GAHS. The Company has the right to reject any and all offers submitted by GAHS. Additionally, the Company is currently negotiating a definitive purchase agreement with a potential buyer of substantially all of the assets of Uniflow. However, there are no assurances that a definitive purchase agreement will be signed or that the transactions contemplated by any agreement will be consummated. Separately, the Company has listed its Novi real estate for sale.

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


Executive Officers of the Company

           The executive officers of the Company (who serve as such at the pleasure of the Board of Directors), their ages and the position or office held by each, are as follows:

           Name                   Age          Positions with the Company
           ----                   ---          --------------------------
Robert A. Clemente...........     46     Chairman of the Board since 1994 and
                                         Director since 1993

Martin J. Eidemiller...........   42     Vice President since 1994, Member of
                                         the Operating Committee and Director
                                         since June 1998

Paul D. Clemente..............    36     Vice President since 1997 and Member
                                         of the Operating Committee since
                                         June 1998

Scott J. Konieczny............    34     Chief Financial Officer since
                                         October 1998, Secretary/Treasurer
                                         since June 1998 and Member of the
                                         Operating Committee since April 1999

           Since June 1998, the Company has operated under a Board appointed Operating Committee, which fulfills the duties of the Company's president. Currently the Operating Committee is comprised of Paul Clemente, Martin Eidemiller and Scott Konieczny.

Forward-looking Statements

           The Company and its representatives may from time to time make written or oral statements concerning expectations for the future which are forward-looking statements, including statements in the Company's filings with the Securities and Exchange Commission. Whenever possible, the Company has identified these forward-looking statements by words or phrases such as "will likely result", "expects", "anticipates", "believes", "forecast", "estimate", "project" or similar expressions within the meaning of the Private Securities Litigation Reform Act of 1995. The Company's forward-looking statements reflect the Company's best judgment based on current information and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, these statements. Readers are cautioned that they should not place undue reliance on any forward-looking statements because such statements speak only as of the date they are made.

           In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important factors that could affect the Company's financial performance or could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. Among the factors that could impact the Company's projections or goals with respect to long term growth and operating results are: changes in the automotive, trucking and construction industries, relations with collective bargaining unit employees, general economic trends (including inflation and unemployment rates), interest rates, the availability and cost of financing, increases in the cost of materials or shortages in the availability of materials, the inability of governmental entities or the Company or its suppliers, service providers or customers to resolve potential problems with information systems or machinery related to the arrival of year 2000, the ability to control costs in the future, greater than expected decline in sales, increased competition in hiring and retention of employees, the stock market, the ability to obtain price increases or concessions, if and when needed, the inability to secure sources of working capital, and the inability to reach a definitive agreement on the sale of any of the Company's assets or real property.

           The Company cautions that the foregoing list of important factors may not be all-inclusive, and it specifically declines to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of any anticipated or unanticipated events.

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

Metal Parts Forming Segment

   General

           The Metal Parts Forming Segment is comprised of Uniflow, a QS 9000 certified company, which primarily manufactures automotive and truck parts from steel bar, coil and tubing using cold forging and forming machines and various types of secondary machining, such as threadrolling and piercing equipment. During 1999, the Company continued the restructuring of Uniflow's operations, which was started during the March 1998 quarter. Major steps undertaken in the restructuring effort during 1999 included substantial price increases on suspension housings and wheel studs, discontinuing certain product lines, and the sale of its transmission shaft equipment.

   Sales and Competition

           Uniflow sells to both original equipment manufacturers ("OEM") and service part manufacturers ("after-market"). Uniflow's fiscal 1999 sales were comprised as follows: 19% wheel studs for heavy and light duty trucks; 54% transmission gear housings and component shaft parts for automobiles and/or light duty trucks; 24% automobile ball joint suspension housings; and 3% miscellaneous cold headed and cold forged parts.

           Competition within the cold forging and forming business varies with each product line and customer volume requirements. Generally, Uniflow specializes in smaller volumes, although it supplies higher volume OEM part requirements as well. Competitors are numerous in each product line and include subsidiaries of large corporations as well as smaller independent entities.


           Uniflow's sales are concentrated with a few customers, as four customers comprised 87% of revenue for the fiscal year ended September 30, 1999. If Uniflow were to lose a significant customer, management believes that it could replace that business within an estimated timeframe of 6 to 18 months, although its gross profit margin could be adversely affected. Uniflow's sales backlog usually covers a period of approximately three months of work, although actual sales vary with final release instructions from customers. Uniflow sells principally to customers in the United States.


  Manufacturing and Engineering

           Uniflow manufactures parts from steel bar, coil and tubing using cut-off machines, cold forging hydraulic presses, cold heading machines, threadrollers, broaching and piercing machines. Although part production can involve up to 14 different production steps, primary equipment consists of cold forging presses and cold forming (header) machines, which form the parts into their general size and shape.

           After parts are forged or formed, they are routed to various secondary machining operations for finishing, such as threadrolling, piercing and drilling. External steps completed by outside processors typically include specialized machining, heat-treating, annealing and plating.

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

   Employees

           As of September 30, 1999, Uniflow employed a total of 83 full-time employees compared to 145 in the prior year, as follows: 74 direct and indirect labor (including factory floor supervision), 2 engineering, 4 office and 3 management. Approximately 70 employees are subject to a collective bargaining agreement that expires in April 2000.

Tooling Segment

   General

           The Company's Tooling Segment is comprised of Form Flow, L&H and Micanol. In July 1998, the Company significantly reduced the size of Micanol by selling certain equipment and transferring the remaining assets and business to L&H. In 1995, the Company sold most of the assets and operations of its Triple tooling subsidiary, while Form Flow absorbed its remaining operating assets, principally its electro-diode machining capability.

           The Tooling Segment manufactures close tolerance tooling for the hot and cold metal forming industry. Hot and cold metal forming companies typically make metal parts from steel coil that is automatically fed through various stations on a "header" forming machine. A header machine cuts steel coil and moves it through each die station progressively, using tool inserts to form the part. Tool life is dependent on the type of material used to make the part, as well as the size and shape of the part, among other things.



           As part of its sales and service, the Tooling Segment's design and development staff will advise customers about tooling issues and other engineering matters related to the production of hot and cold formed parts. Tool orders (without design services) typically can take 4 to 10 weeks to complete, while design and development orders can span over a period of months.

   Sales and Competition

             The Tooling Segment customers are numerous and cover a wide variety of industries, although the five largest customers comprised 47% of revenues for the fiscal year ended September 30, 1999. If a significant customer was lost, management believes that it could be replaced within an estimated timeframe of 6 to 18 months, although its gross profit margin could be adversely affected. The Tooling Segment customers manufacture items such as automotive parts, ball bearings, industrial fasteners, hand tools, tubing, consumer items, munitions and a wide array of OEM assembly parts. The Tooling Segment customers include OEM and aftermarket suppliers and are predominantly related to the automotive industry. Continuing customer relations are important, as significant revenue is derived from tooling reorders.

            The Tooling Segment operates in fragmented markets with numerous competitors. Generally, independent competitors are smaller companies ranging in size from 10 employees to up to 100 employees. The Tooling Segment also competes with its customers internal tooling capabilities, as customers typically have their own tool facilities to support production. Management believes consistent success is dependent principally on tool quality and durability, on-time delivery and price competitiveness. The Tooling Segments design and engineering services allow it to compete for tool development work; management believes these services provide the Company a significant advantage in attracting new customer business. The Tooling Segment sells principally to customers in the United States.

   Manufacturing and Engineering

           All tooling orders are manufactured to customer specifications as indicated on tool drawings. Tools are made from bar stock steel or carbide blanks and generally are routed through a production sequence that includes cutting, turning (CNC/lathe work), heat treating, grinding, polishing and coating.

           Form Flow and L&H have separate plant facilities. Design and engineering services are located at a Form Flow facility, and are offered by all three of the companies comprising the Tooling Segment.

   Employees

           As of September 30, 1999, the Tooling Segment employed a total of 131 full-time employees compared to 134 in the prior year, as follows: 108 direct and indirect labor (including factory floor supervision), 4 engineering, 4 sales, 10 office and 5 management.


Discontinued Operations - Production Machining Segment

           The Company's Production Machining Segment was comprised of its wholly owned subsidiary, MMC Manufacturing Corp., f/k/a Milford Manufacturing Corporation ("Milford"), which was acquired in November 1996. Milford manufactured various aluminum brake components and starter motor shafts for the automotive industry. In separate transactions occurring in March, July and October 1998, all of Milford's assets were sold due to its deteriorating operating results. (See Note 2 to the consolidated financial statements included elsewhere in this Form 10-K for a description of the disposition.)

Item 2. Properties.

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

Item 3. Legal Proceedings.

           The Company is involved in various legal proceedings arising in the normal course of business. In the opinion of management, based on the opinion of counsel, the outcome of such litigation is not expected to have a material adverse effect on the Company's consolidated financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

           No items were submitted to a vote of the Company's stockholders during its fourth fiscal quarter.


                                   PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

           The Company's common stock (trading symbol "SECM") traded on NASDAQ from June 1987 and on the NASDAQ National Market System (NMS) from January 1992. In April 1999, trading of the Company's stock was moved to the Nasdaq SmallCap Market System under the symbol SECM due to the Company's failure to meet certain minimum listing requirements of the NMS.

The following table sets forth (for the respective period indicated) the high and low trade for the common stock as reported by NASDAQ. Trade prices do not include retail markups, markdowns or commissions and have been adjusted for the one-for-five reverse stock split effective April 14, 1999.

      Quarter Ended    High Trade   Low Trade
      -------------    ----------   ---------
         12/31/97         12.50       8.45
          3/31/98         11.25       7.50
          6/30/98         12.50       6.90
          9/30/98          8.60       1.55
         12/31/98          4.06       0.31
          3/31/99          3.13       1.25
          6/30/99          3.75       1.38
          9/30/99          5.13       2.50

           On September 30, 1999 there were approximately 800 nominees/persons of record that held the Company's common stock. Of those listed of record, approximately 523,000 shares were held by brokers and nominees representing an undetermined number of beneficial stockholders.

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

Item 6. Selected Financial Data.

           See page F-22 of the consolidated financial statements for selected financial data as of September 30, 1999, 1998, 1997, 1996, and 1995 and for the years then ended as required by this Item. This information should be read in conjunction with the financial statements and the footnotes thereto referred to in Item 14(a)(1) of this Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

           The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this Form 10-K.



                                   Overview

           The Company's 1999 net sales of $28.23 million were lower than 1998 net sales of $31.72 million due to the continuing consolidation of Uniflow's product base and lower sales to primarily the Tooling Segment's larger customers. In 1999, net income from continuing operations was $1.45 million, or $1.37 per share, compared to a net loss from continuing operations of $6.07 million, or ($5.68) per share in 1998. The improvement in results from continuing operations was due predominantly to the improvement in Uniflow's gross margin, significant restructuring charges recorded at Uniflow in 1998 and the recording of a gain on the sale of the Uniflow transmission shaft product line in 1999.

           During 1999, management focused its efforts on continuing the restructuring of Uniflow's operations. Managements efforts included repricing parts to acceptable profit margin levels, reducing production and administrative costs and finalizing negotiations with an OEM customer so the Company could recoup its investment of over $3.2 million in its transmisson shaft program. As a result of the price increases, the suspension ball-joint housing business and a significant portion of the wheel stud business have been resourced to various competitors of Uniflow. Negotiations with the OEM customer were concluded during September 1999 resulting in the Company receiving $5.1 million for its investment in the project. The Company received $3.9 million in September and the balance of $1.2 million was received in December 1999.

           The Company is currently focusing on growing sales with a new customer of Uniflow which could replace much of the suspension ball-joint housing business, as well as regaining some of the profitable wheel stud business which was lost because of the price increases. Uniflow is continuing to focus on maintaining the appropriate amount of labor and overhead costs to match its sales level.


           Although net sales declined in 1999 compared to 1998, the Tooling Segment recorded higher operating income as a result of improved controls over shop floor costs. The current year also benefited from the consolidation of Micanol into L&H which commenced during the last fiscal quarter of 1998 (see segment review on page 12).

           The Company's cash flows from continuing operations combined with cash generated from the sales of the Milford and Uniflow assets allowed it to substantially reduce the amount of secured debt outstanding and fund continuing operations through the end of the fiscal 1999, including the timely payment of all scheduled debt obligations. Because of the improvement in operating results and the retirement of certain secured debt, the Company was in compliance with all debt covenants at September 30, 1999. As of September 30, the Company maintained a cash balance of approximately $500,000 and had approximately $3 million available on its line-of-credit.

           Management believes it can extend current debt facilities with existing lenders or refinance with other lenders on a continuing basis. The Company believes that cash flows from continuing operations and amounts available on its line-of-credit will be sufficient to fund continuing operations through fiscal 2000 and meet all debt obligations when due.

           While management is committed to continuing its efforts to improve operating results in the normal course of business over the long term, it nevertheless engaged an investment banking firm in October 1998 to assist in the development of other strategic alternatives, such as the possible sale or merger of all or part of the Company's continuing business. In May 1999, the Company and GAHS terminated their contract, except GAHS has the right to receive a commission for two identified potential buyers, if a sale were to be consummated with either one of the two potential buyers. In addition to terminating their contract, the Company and GAHS agreed to exclude any sales of Uniflow from any sales commission that may be due GAHS. The Company is currently negotiating a definitive purchase agreement with a potential buyer of substantially all of the assets of Uniflow. However, there are no assurances that a definitive purchase agreement will be signed or that the transactions contemplated by any agreement will be consummated. As such, although the Company would consider any meaningful offer on favorable terms, continuing as an independent profitable going concern is considered a viable alternative in maximizing shareholder value. Separately, the Company has listed the Novi real estate for sale.

                       Results of Operations by Segment

Metal Parts Forming Segment

           Chart of three-year comparative operating results (in thousands):

                                   1999           1998              1997
                              -------------  ---------------  ---------------
                              AMOUNT    %     AMOUNT    %      AMOUNT   %
                              ------    -     ------    -      ------   -

Net Sales                    $13,261  100.0  $17,186  100.0   $18,930  100.0
Gross Profit (Differential)      923    7.0   (2,613) (15.2)      331    1.8
Operating (Income) Expenses     (428)  (3.2)   3,765   21.9     1,726    9.1
Operating Profit (Loss)1/      1,351   10.2   (6,378) (37.1)   (1,395)  (7.4)

---------
1/  Before interest, bad debt and corporate overhead expense.

           The Metal Parts Forming Segment is comprised of the Company's Uniflow subsidiary. Uniflow currently manufactures truck wheel fasteners, transmission shaft parts and a variety of OEM and aftermarket cold-formed and forged parts. Customers are primarily automotive and trucking-related original equipment manufacturers ("OEM") and service part manufacturers ("after-market").


           Net sales decreased 22.8% in 1999 from 1998 and 9.2% in 1998 from 1997. The sales decrease in 1999 from 1998 primarily reflects an across the board decline in sales of suspension housings and wheel studs, due to the significant price increases implemented during October 1998. In addition, various cold headed parts were discontinued as a result of the sale of the National FX cold former machine in March 1998. The sales decline in 1998 from 1997 was due to the discontinuation of airbag housings and various cold headed parts, offset by an increase in transmission shafts. Management is focusing its efforts on developing various new products for a new customer and regaining the profitable portions of the wheel fastener business.

           Gross profit (differential) on net sales was 7.0% in 1999, (15.2%) in 1998, and 1.8% in 1997. The substantial improvement in the gross profit for 1999 was primarily due to the ability of management to better control its production costs and the parts repricing Uniflow instituted in October 1998. In addition, 1998 included $900,000 of costs related to the restructuring of Uniflow, principally for discontinuing specific product lines and allowing for certain plant consolidation costs. The decline in gross profit from 1997 to 1998 was due to the costs associated with restructuring Uniflow's operations during 1998.

           Operating (income) expense as a percentage of net sales was (3.2%) in 1999, 21.9% in 1998, and 9.1% in 1997. The improvement in 1999 compared to 1998 was largely due to three items: the $2.3 million of net restructuring charges included in 1998; the net $1.9 million gain recognized on the sale of the transmission shaft production line recorded in 1999; and $550,000 of restructuring charges recorded in 1999. Excluding the one-time items, operating expense in 1999 decreased compared to 1998, due to lower personnel, administrative support and sales related expenses. Without the restructuring charges, operating expense in 1998 decreased compared to 1997, due to lower personnel and sales related expenses.

           In 1999, Uniflow's operating profit was $1.4 million, or 10.2% of net sales, compared to a loss of ($6.4) million, or (37.1%) of net sales in 1998, while in 1997 the operating loss was ($1.4) million, or (7.4%) of net sales. The improvement in operating profit in 1999 from 1998 was the result of the price increases instituted in October 1998, the ability of management to better match production costs to sales volume, the gain on the sale of the transmission shaft product line and the significant restructuring charges in 1998. The increase in loss in 1998 from 1997 was the result of the restructuring charges and related reductions in production efficiencies realized during the plant consolidation period.

Tooling Segment

           Chart of three-year comparable operating results (in thousands):

                          1999             1998            1997
                     -------------   --------------   ---------------
                     AMOUNT    %      AMOUNT    %     AMOUNT     %
                     ------    -      ------    -     ------     -
Net Sales1/         $15,675  100.0   $17,303  100.0   $18,474  100.0

Gross Profit          3,802   24.3     3,789   21.9     4,879   26.4
Operating Expenses    2,062   13.2     2,366   13.7     2,292   12.4
Operating Profit2/    1,740   11.1     1,423    8.2     2,587   14.0

---------
1/  Before elimination of intercompany sales.
2/  Before interest, bad debt and corporate overhead expense.


           The Tooling Segment is comprised of the Form Flow and L&H and Micanol units. The Tooling Segment manufactures and sells customized tools and dies for use in the production of hot and cold-formed metal parts.

           Net sales decreased in 1999 by 9.4% compared to 1998, and by 6.3% in 1998 from 1997. The sales decreases in 1999 and 1998 were primarily the result of lower sales from the L&H Die and Micanol unit, which recorded lower sales orders from various of its larger accounts. Form Flow recorded a more modest reduction in sales. The Tooling Segment customers have discontinued product lines and/or benefited from longer tooling life, thus lowering their tooling usage. A significant component of the decline was L&H sales to Uniflow, as Uniflow's tooling requirements were reduced because of the sale of its National FX 1250 parts former. Management's plan to increase sales is to reduce the production turnaround time required to complete orders. In addition, Form Flow has added a salesperson to increase customer contact.

           Gross profit on net sales was 24.3% in 1999, 21.9% in 1998, and 26.4% in 1997. The improvement in 1999's gross profit over 1998 was principally due to management's abilty to reduce material, labor and supply costs to offset the decline in sales. The 1998 gross profit percentage decreased principally because of the lower sales volume and the consolidation expenses and lower production efficiencies that resulted from moving Micanol's operation to the L&H facility.

           Operating expense (as a percentage of net sales) has remained steady for the periods shown, and was 13.2% in 1999, 13.7% in 1998, and 12.4% in 1997.

           The Tooling Segment's operating profit was $1.7 million in 1999, or 11.1% of net sales, $1.4 million, or 8.2% of net sales in 1998, and $2.6 million, or 14.0% of net sales in 1997. The increase in operating profit in 1999 was primarily a result of the improved gross margin. The decrease in 1998 operating profit primarily resulted from the lower sales volume, along with the expenses incurred with consolidating Micanol into L&H during the last quarter of 1998.


Discontinued Operations - Production Machining Segment

           During the second quarter of fiscal 1998 the Company decided to discontinue its Milford operation due to ongoing adverse operating results. During 1998 the Company sold the remaining machinery, equipment and business of Milford for $4.2 million, of which $1.5 million was received in the form of a note to be paid in four annual installments of $375,000 plus interest. In 1998 this segment recorded an operating loss of $891,000, prior to the decision to discontinue, compared to operating income of $356,000 in 1997. The decline in operating results in 1998 from 1997 was attributable primarily to lower product pricing, dictated by Milford's primary customer, and lower production efficiencies caused largely by new manufacturing projects that strained existing resources.

           In 1998, the Company recognized a $1 million disposal gain on the sale of Milford's assets and business in transactions involving Milford's two primary customers.

Corporate Expenses

           Unallocated corporate overhead was $1.6 million in 1999, compared to $1.6 million in 1998, and $913,000 in 1997. Corporate expenses were flat for 1999 compared to 1998, as a decrease in personnel, legal and accounting costs, was offset by higher depreciation expenses and fees associated with the hiring of an investment banking firm and refinancing the line-of-credit and other secured debt held by the Company's primary lender. The increase in 1998 compared to 1997 primarily reflects expenses associated with the Company's newly operational computer information systems, higher personnel costs and higher professional fees associated with the disposal of various operating assets.

Interest Expense and Income Taxes

           Interest expense was $753,000 in 1999, $954,000 in 1998 and $1.1 million in 1997. The decrease in 1999 compared to 1998 was due to the improvement in cash flows from continuing operations and cash received from asset sales, which led to a lower level of secured debt outstanding. The decrease in interest expense in 1998 compared to 1997 resulted from a reduction of secured debt related to various asset sales for cash.

           Income tax (expense) benefit was ($76,000) in 1999, $544,000 in 1998, and ($29,000) in 1997. The tax provision in 1999 compared to 1998 was due primarily to the income generated from the sale of the transmission shaft product line and the improvement in income from continuing operations, reduced by a change in the valuation of previously reserved deferred tax assets. The income tax benefit in 1998 compared to the tax expense recorded 1997 reflected the substantial loss from continuing operations incurred in 1998.

Liquidity and Capital Resources

           The Company's working capital position was a positive $5.5 million at September 30, 1999, a negative ($3.6) million at September 30, 1998, and a positive $5.7 million at September 30, 1997. The improvement in the Company's working capital position in 1999 compared to 1998 was due primarily to a substantial reduction in secured debt that resulted from asset sales and improved cash flows from continuing operations. In addition, the Company was in compliance with all bank covenants at September 30, 1999 and therefore classified all long-term debt obligations according to their contractual terms. The negative working capital position in 1998 compared to 1997 largely resulted from the classification of long-term obligations to current, as the Company was in default of certain bank covenants as of September 30, 1998.

           Management believes it can extend current debt facilities with existing lenders or refinance with other lenders on a continuing basis. Scheduled debt payments due in fiscal 2000 total approximately $1.1 million and management believes that internally generated cash from operations and amounts available on its bank line-of-credit will be sufficient to cover the scheduled debt payments as well as fund continuing working capital requirements. In addition, the Company expects to receive approximately $500,000 per year in principal payments on outstanding notes receivable through fiscal 2002. The Company expects to continue improving its liquidity and reduce outstanding debt by selling noncore assets. These items total $2.0 million and are classified as "Property, plant and equipment held for sale" on the balance sheet.


           Cash flows for 1999, 1998 and 1997 are summarized as follows:

                                        1999          1998          1997
                                        ----          ----          ----
Cash flows from continuing
   operating activities             $ 2,371,000   $ 2,058,000   $ 1,173,000
Cash flows from (used in)
   continuing investing activities    4,369,000     1,508,000    (3,025,000)
Cash flows (used in) from
   continuing financing activities   (6,803,000)   (4,891,000)    4,327,000

Cash Flows Provided by Operating Activities

           In 1999, of the $2.6 million in cash flows from operating activities, working capital items and discontinued operations provided $298,000. Working capital items provided $47,000, as accounts receivable inventories were lowered in response to decreased sales and continued improvement in managing inventory levels, offset by a decline in accounts payable and accrued liabilities. Discontinued operations provided $251,000 from the collection of outstanding receivables, reduced by decreases in accounts payable and accrued liabilities. In 1999, cash flows from operations before working capital items and discontinued operations were $2.3 million compared to $213,000 in 1998. This increase is attributable to the improvement in operating income.

           In 1998, of the $3.1 million in cash flows from operating activities, working capital items and discontinued operations provided $2.9 million. Working capital items provided $1.8 million as accounts receivable collections increased, while inventories were lowered due to better inventory management and decreased sales. Discontinued operations provided $1.1 million from the sale of the Milford assets. In 1998, cash flows from operations before working capital items and discontinued operations were $213,000 compared to $2.6 million in 1997. This decline is attributable to the decline in operating income from the Metal Parts Forming and Tooling Segments.

           In 1997, of the $1.4 million in cash flows from operating activities, working capital items and discontinued operations used $1.2 million. Working capital items used $1.4 million, primarily related to higher receivables and inventories due to increased sales. Discontinued operations provided $250,000. In 1997, cash flows from operations before working capital items and discontinued operations were $2.6 million.

Cash Flows Provided by Investing Activities

           In 1999, capital expenditures were $184,000 primarily for several new vehicles and miscellaneous production support equipment. In 1998, capital expenditures were $1.2 million. These expenditures primarily related to the expansion of the L&H building and costs associated with the new corporate wide computer system. In 1997, capital expenditures totaled $3.1 million, primarily related to equipment additions for production in all segments and the installation of the new computer system.

           The Company received $3.9 million in 1999, $2.7 million in 1998, and $42,000 in 1997 from the disposals of machinery and equipment. The Company sold its transmission shaft product line during 1999 for $5.1 million, of which $3.9 million was received in September 1999. The remaining $1.2 million from the sale was paid in December 1999. Disposals in 1998 reflect the sale of Uniflow's FX 1250 cold former machine while disposals in 1997 were negligible.


           Net cash provided by discontinued operations in 1999 was $2.6 million, which resulted from the sale of Milford's remaining machinery, equipment and business during October 1998. In 1998, discontinued operations used $207,000, consisting of capital expenditures for new programs, reduced by cash proceeds from the sale of assets. In 1997, discontinued operations used $7.2 million, primarily for the starter motor machining line and the acquisition of Milford.

Cash Flows Used in Financing Activities

           Cash flows (used in) provided by financing activities were ($9.2) million in 1999, ($5.2) million in 1998, and $5.3 million in 1997. In 1999, the Company sold Uniflow's transmission shaft product line and the remaining machinery, equipment and business of Milford. The asset sales in 1999 allowed the Company to substantially reduce its outstanding debt obligations. In 1998, the Company sold significant operating assets, including its primary Milford operations and Uniflow's FX 1250 cold former, allowing for the significant reduction in debt levels. In 1997, the $4.8 million increase in the bank line of credit provided funding for the Milford operation and acquisition, equipment deposits and general working capital purposes. Proceeds from term debt financing in 1997 were $1.1 million, which was principally utilized to finance computers in all business segments and machinery at Uniflow.

           Principal payments were $4.3 million in 1999, $2.8 million in 1998 and $1.5 million in 1997. The 1999 principal payments included $2.7 million of one-time payments resulting from the sale of the transmission shaft product line. The $2.8 million in 1998 included a $1.3 million one-time payment resulting from the sale of Uniflow's FX 1250.

           Discontinued operations used $2.4 million in 1999 to extinguish secured debt related to the sale of Milford's remaining machinery, equipment and business. In 1998, discontinued operations used $318,000 for principal payments on long-term obligations. In 1997, discontinued operations provided $929,000 from the financing of a manufacturing facility, reduced by payments on long-term obligations.

Year 2000 Date Conversion

           The Company utilizes a computer network comprised of both Local Area Networks ("LAN's") and Wide Area Networks ("WAN's"). All of the various hardware and software used in the administration of the network and the Company's manufacturing, engineering and financial processes are purchased from third party vendors. The Company believes, based on its testing and certifications from third party vendors, that its hardware and network, financial, manufacturing and engineering software applications are Year 2000 compliant.

           Over the last two fiscal years, the Company has expended approximately $72,000 to make its hardware and software Year 2000 compliant. In addition, the Company believes it will spend approximately $20,000 to complete its Year 2000 compliance program during the quarter ended December 31, 1999. The additional expenditures are approximately 20% of the Company's information technology budget for the fiscal year ended September 30, 2000. As amounts are expended for Year 2000 compliance they are paid for by cash flows from continuing operations.


           The Company believes that the steps it is and has taken regarding Year 2000 compliance will allow its operations to run normally on January 1, 2000 and thereafter. The possibility exists, however, that unforeseen circumstances may arise that may interrupt certain areas of the Company's business, operations or systems. In the case of any such occurrence, the Company believes that it can implement a solution within a matter of days and no material interruption of its business or operations will occur.

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

Impact from Inflation

           Management does not believe that inflation had a significant impact on the Company's operations during the prior three years ended September 30, 1999.

Item 8. Financial Statements and Supplementary Data.

           See Item 14(a)(1) for a list of the financial statements included in this Form 10-K.

           See page F-21 of the consolidated financial statements included in this Form 10-K for the supplementary quarterly financial data required by this Item.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

           None.

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


NAME AND AGE                    POSITION AND PRINCIPAL OCCUPATION


Robert A. Clemente, 46      Director of the Company since December 1993 and
                            Chairman since December 1994, Mr. Clemente also served as President and Chief Executive Officer of the Company from December 1993 through May
                            1998. Mr. Clemente is an attorney and certified public accountant and, since September 1999, Of
                            Counsel to the law firm of Hardy, Lewis and Page, PC, Birmingham, Michigan, where he had also been Of Counsel from December 1993 to December 1996.
                            From January 1997 through August 1999, Mr.
                            Clemente was Of Counsel to the firm of Munro &
                            Munro, PC, Troy, Michigan. Mr. Clemente
                            specializes in corporate, commercial and tax law.

Gregory Adamczyk, 45        Director of the Company since December 1993.
                            President and owner of Future Planning Corp.
                            since December 1980, Mr. Adamczyk is also
                            Chairman, Director and founder of Forward
                            Planning Corp. Both Future Planning Corp. and
                            Forward Planning Corp. are based in Livonia,
                            Michigan and specialize in manufacturing and engineering, primarily for automotive factories.

Rocco Pollifrone, 42        Director of the Company since December 1993.
                            Since August 1999, Mr. Pollifrone is the Chief
                            Executive Officer of Trumark Engineering,
                            Detroit, Michigan. Prior to that, Mr. Pollifrone was President and Chief Executive Officer of
                            Forward Planning Corp. and had been employed there or with affiliated companies for over 20 years in various management positions.

Richard Thompson, 30        Director of the Company since December 1993.
                            President and owner of MST Steel Corp., Warren,
                            Michigan, since 1998, Mr. Thompson was Vice
                            President of MST Steel Corporation since 1991.
                            MST Steel Corp. is a steel service center that warehouses, processes and sells flat-rolled steel, primarily for the automotive industry.

Martin J. Eidemiller, 42    Director of the Company since June 1998. Mr.
                            Eidemiller has been a member of the Company's
                            Operating Committee since June 1998 and a Vice
                            President of the Company since 1994. Mr.
                            Eidemiller has been engaged in various management positions with the Company for over ten (10) years.

           Robert Clemente, Director and Chairman of the Board, is the brother of Paul Clemente, who is a Vice President and a member of the Company's Operating Committee. There are no other family relationships among the Directors and officers listed above.

Item 11. Executive Compensation

Summary of Compensation

           The following summary compensation table sets forth information concerning cash and non-cash compensation for services in all capacities awarded to, earned by or paid during the last three (3) fiscal years to the Company's Chief Executive Officer and officers whose cash compensation exceeded One Hundred Thousand ($100,000) Dollars in any such fiscal year.

                          Summary Compensation Table
                                                                       Long-Term
                                                                     Compensation
                              Annual Compensation                       Awards
                             ----------------------                  ------------
                                                         Other        Securities
                                                         Annual       Underlying    All Other
Name and Principal Position  Year   Salary    Bonus   Compensation       Bonus      Options (#)
---------------------------  ----   ------    -----   ------------   ------------   -----------

Robert A. Clemente
     Chairman of the Board   1999  $150,000     __         __              __           __
                             1998   150,000     __         __              __           __
                             1997   150,000     __         __              __           __

Martin J. Eidemiller
     Vice President -        1999  $120,000  $18,000       __              __           __
     Tooling Group and       1998   117,500   25,000   $15,000(1)          __           __
     Member of the           1997   110,000   20,000       __              __           __
     Operating Committee

Paul D. Clemente
     Vice President          1999  $100,000  $ 5,800       __              __           __
     and Member of the
     Operating Committee

Scott J. Konieczny           1999  $ 90,000  $12,800       __              __           __
     Chief Financial
     Officer, Secretary,
     Treasurer and
     Member of the
     Operating Committee

---------
(1) Paid in consideration of Mr. Eidemiller executing a noncompetition agreement with the Company.


Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-end Option
Values

           The following table provides information on option exercises in fiscal 1999 by the Named Executive Officers and the value of such officers' unexercised options at September 30, 1999.

                                                  NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                 UNDERLYING UNEXERCISED         IN THE MONEY OPTIONS
                                              OPTIONS AT FISCAL YEAR END(#)     AT FISCAL YEAR END($)
                         Shares               -----------------------------   --------------------------
                        Acquired     Value
Name                   On Exercise  Realized  Exercisable     Unexercisable   Exercisable  Unexercisable
----                   -----------  --------  -----------     -------------   -----------  -------------
Robert A. Clemente         __          __       27,000           18,000           __            __

Martin J. Eidemiller       __          __        6,000            4,000           __            __


Paul D. Clemente           __          __          800            3,200           __            __

Scott J. Konieczny         __          __          800            1,200           __            __


Compensation Pursuant to Stock Options

           During fiscal 1999, no options were awarded to any of the Company's Named Executive Officers. As of December 20, 1999 35,000 options were outstanding to the Company's Named Executive Officers outside of the 1991 Non-qualified Stock Option Plan.

1991 Non-qualified Stock Option Plan

           On August 1, 1991, Secom's Board adopted a non-qualified stock option plan (the "1991 Plan"). The 1991 Plan authorizes the Board to grant stock options for a maximum total of 80,000 shares of Common Stock to those employees of Secom and its subsidiaries, including officers and directors, who have performed well in their capacities and who have potential for assuming higher levels of responsibility with Secom. The 1991 Plan is administered by the Board, which determines the persons who are to receive options and the terms of the options granted under the 1991 Plan. The option price of all options granted under the 1991 Plan shall not be less than the fair market value of the Common Stock at the date of grant. Under the 1991 Plan, options may be granted only during the recipient's employment, and must be exercised within a period fixed by the Board, which may not exceed ten
(10) years from the date of grant unless earlier terminated as a result of the termination of the recipient's employment. However, if the recipient's employment is terminated as a result of death, total and permanent disability, retirement after age 65 or other reasons approved by the Board, those options may be exercised for specified periods up to twelve (12) months after that termination. Options granted under the 1991 Plan may not be transferred except by reason of death. The 1991 Plan provides that the Board may establish a vesting schedule with respect to any options granted under the 1991 Plan which would limit the exercisability of those options and/or the sale or transfer of any shares purchased upon exercise of those options.


           As of December 20, 1999, stock options for 33,200 shares were outstanding to employees, including certain officers, pursuant to the 1991 Plan. During fiscal 1999, no options to purchase shares of Common Stock were awarded to any of the Company's Named Executive Officers.

Compensation of Directors

           The Company's directors do not receive compensation for attending Board Meetings or for being Board Members. During fiscal 1999, the Company paid $24,600 to Gregory Adamczyk, for special project fees authorized in fiscal 1998.

Board Compensation Committee on Executive Compensation

          The Compensation Committee (the "Committee") was established as a standing committee of the Board in August 1992. Its purpose is to annually fix the salaries of the Chief Executive Officer and other Executive Officers of the Company, determine periodic bonuses and stock options for such executives, and administer other programs that would provide compensation to such executives. Rocco Pollifrone and Rich Thompson were appointed to the Compensation Committee in April 1999.

General

          It is the philosophy of the Committee to ensure that executive compensation is directly linked to continuous improvement in the Company's financial performance and stockholder value. The following objectives represent the underlying principles which support all compensation decisions:

o Allow the Company to attract and retain quality professional talent among its executive officer group by establishing executive compensation that is competitive within its industry peer group.

o Integrate compensation practices that promote the successful execution of the Company's long-term plans and goals.

o Encourage Company stock ownership by its executive officers and enhance stockholder value through periodic stock option awards or other stock-based compensation arrangements.

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

           The Committee also reviews independent compensation survey information from national and regional organizations that report compensation practices and salary levels for various executive positions at comparably sized companies that operate similar lines of business as the Company.


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

           The Compensation Committee generally uses different criteria in determining each of the three components of an executive's compensation: base salary, options and bonuses. To determine the base salary, the Compensation Committee reviews the executive's past performance and prospects for future performance and establishes a fair and equitable base salary. The Compensation Committee rewards long-term performance through the granting of stock options. The Committee believes that the issuance of stock options provides an incentive to executives to increase the overall long-term financial performance of the Company. Cash bonuses are used to reward the short-term accomplishments of specific executives for favorable performance of the business units under their management. In granting bonuses, the Compensation Committee reviews recommendations from management, the executive's current base salary and the overall financial condition of the Company.

Stock Options

           The Committee utilizes the 1991 Plan as a long-term stock incentive plan to compensate executives based on the Company's long term growth. Since the option price on options granted under the 1991 Plan can not be less than the fair market value on the date of the grant, the Committee believes that this provides the Company's executives with the incentive to increase the Company's earnings and increase stockholder value.

Fiscal 1999 Compensation Concerning Chief Executive Officer

           Since June 1998, the Company has operated under a Board appointed Operating Committee, which fulfills the duties of the Company's president. Currently, the Operating Committee is comprised of Paul Clemente, Martin Eidemiller and Scott Konieczny. The Compensation Committee considers the performance of each individual member of the Operating Committee as well as the performance of the Company as a whole in determining the compensation of each member of the Operating Committee. Since each member of the Operating Committee is also an officer of the Company, the Board awarded each member nominal additional compensation commensurate with the additional responsibilities of the Operating Committee. In addition, during fiscal 1999, Robert Clemente performed several special projects for the Company as well as the duties of Chairman of the Board. In consideration of Mr. Clemente performing the various special projects, the Compensation Committee maintained his salary at $150,000 for fiscal 1999, although no bonus or other compensation was awarded. Since many of the special projects had been completed by November 1999, the Compensation Committee reduced Mr. Clemente's salary to $75,000.

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

Company Performance

           The following graph depicts a five (5) year comparison of cumulative total returns, assuming $100 was invested on September 30, 1994 in
(a) Secom's Common Stock; (b) the NASDAQ Stock Market - U.S. (as a broad equity market index) and (c) the NASDAQ non-financial index (as a peer group index utilizing a published industry index).

                               [GRAPH OMITTED]

                                      Cumulative Total Return
                             --------------------------------------------
                             9/94    9/95    9/96    9/97   9/98    9/99
                             ----    ----    ----    ----   ----    ----
SECOM GENERAL CORPORATION     100     104      92      78     14      22
NASDAQ STOCK MARKET (U.S.)    100     138     164     225    229     372
NASDAQ NON-FINANCIAL          100     139     163     218    220     372

Ownership of Certain Beneficial Owners and Management

Item 12. Security

   Principal Stockholders

           The following table sets forth certain information with respect to those persons who are known by management of the Company to have been a beneficial owner of more than five (5%) percent of the Company's outstanding Common stock as of the December 20, 1999.

                                         Amount and Nature
            Name and Address              of Beneficial
           Of Beneficial Owner               Ownership      Percent Owned (1)
           -------------------          ------------------  -----------------
Manubusiness Opportunities, Inc. ....
c/o 24417 Groesbeck Highway
Warren, Michigan  48089 .............        326,085(1)         31.23%

John Cocke
46657 Arboretum
Plymouth, Michigan 48170 ............         82,146             7.87%

Secom General Corporation 401(k) Plan
46035 Grand River Avenue
Novi, Michigan 48374 ................         79,013(2)          7.57%

[FN]
---------
(1) Three Stockholders of Manubusiness Opportunities, Inc. ("MOI"), Gregory Adamczyk, Rocco Pollifrone and Richard Thompson, are Directors of Secom.

(2) Participants of the Company's 401(k) Plan can vote their pro rata portion of the shares owned by the Plan. Shares not voted by participants may be voted by the Plan's trustee, Scott


     Konieczny. Shares owned by the 401(k) Plan for the account of persons who are not officers or directors are not included in the shares as shown beneficially owned by all directors and officers as a group. Of the shares owned by the Company's 401(k) Plan, approximately 9,888 are owned for the account of officers and directors and are treated as being owned directly. See "Security Ownership of Management."

Security Ownership of Management

           The following table sets forth information with respect to the beneficial ownership of shares of the Company's Common stock by the present Directors and Named Executive Officers of the Company.

                                   Number of Shares
                                   Beneficially Owned
    Name                        as of December 20, 1999(1)   Percent Owned (2)
    ----                        ------------------------     -----------------
Robert A. Clemente .............       49,994(3)(5)               4.67%
Gregory Adamczyk ...............       64,238(3)(6)               6.15%
Rocco Pollifrone ...............       22,826(3)(7)               2.19%
Richard Thompson ...............      110,570(3)(8)              10.59%
Martin J.Eidemiller ............       11,569(3)(9)               1.10%
Paul D. Clemente ...............          901(4)(10)               *
Scott J. Konieczny .............        1,761(4)(11)               *
Current Directors and Officers
  as a Group (totaling 7) ......      261,859(12)                24.27%

[FN]
---------
* Less than 1% of the outstanding shares.

(1) To the best of the Company's knowledge based on information reported by the Directors or executive officers or contained in the Company's shareholder records. Each of the named persons is presumed to have sole voting and sole investment power with respect to all shares shown, except as otherwise indicated by additional information included in the footnotes to this table.

(2) For the purposes of this table, shares indicated as being beneficially owned include shares for which the person has the direct or indirect:
     (i) voting power, which includes the power to vote or to direct the voting, and/or (ii) investment power, which includes the power to dispose or to direct the disposition, of the shares of Common Stock indicated. Unless otherwise indicated, the beneficial owner has sole investment and voting power. Shares indicated as being beneficially owned also include shares not presently outstanding but which are subject to exercise within 60 days through options, warrants, rights or conversion privileges. For the purpose of computing the percentage of the outstanding shares beneficially owned by a stockholder, any shares issuable to such persons under stock options exercisable within 60 days are deemed to be outstanding securities of the class owned by the stockholder but are not deemed to be outstanding for the purpose of computing the percentage owned by any other person.

(3) A director of the Company. The address for all directors is c/o Secom General Corporation, 46035 Grand River Avenue, Novi, Michigan 48374.

(4) A Named Executive Officer of the Company. The address for all officers is c/o Secom General Corporation, 46035 Grand River Avenue, Novi, Michigan 48374.



(5) Includes (a) 27,000 shares which Mr. Clemente has the right to acquire within 60 days pursuant to the exercise of stock options, and (b) 9,708 shares which represents 47.9% of the 20,268 shares beneficially owned by Career Opportunities, a partnership of which Mr. Clemente is a general partner.

(6) Represents 19.7% of the 326,085 shares that are beneficially owned by MOI, as Mr. Adamczyk owns 19.7% of the Common Stock of MOI. See "Principal Stockholders - Manubusiness Opportunities, Inc."

(7) Represents 7% of the 326,085 shares that are beneficially owned by MOI, as Mr. Pollifrone owns 7% of the Common Stock of MOI. See "Principal Stockholders - Manubusiness Opportunities, Inc."

(8) Includes (a) 100,010 shares which represents 30.67% of the 326,085 shares that are beneficially owned by MOI, as Mr. Thompson owns 30.67% of the Common Stock of MOI, and (b) 10,560 shares which represents 52.1% of the 20,268 shares beneficially owned by Career Opportunities, a partnership of which the Orville K. Thompson Living Trust (the "Trust") is a partner and Mr. Thompson is a beneficiary of the Trust. Does not include 3,311 shares of Common Stock which are owned by Mr. Thompson's sister under the Michigan Uniform Gifts to Minors Act. Although Mr. Thompson is the custodian pursuant to such gift, he does not exercise the power to vote such shares and disclaims beneficial ownership of such shares. See "Principal Stockholders - Manubusiness Opportunities, Inc."

(9) Includes 6,000 shares of Common Stock which Mr. Eidemiller has the right to acquire within 60 days pursuant to the exercise of stock options.

(10) Includes 800 shares of Common Stock which Mr. Clemente has the right to acquire within 60 days pursuant to the exercise of stock options.

(11) Includes 800 shares of Common Stock which Mr. Konieczny has the right to acquire within 60 days pursuant to the exercise of stock options.

(12) Shares shown as beneficially owned by more than one Director or officer are included only once in the total.


Item 13. Certain Relationships and Related Transactions.

         During the period January 1997 through August 1999, Robert Clemente served in an "Of Counsel" capacity to the law firm of Munro & Munro, PC. During fiscal 1999, Munro & Munro was retained by the Company for professional legal services required in the normal course of business for which the Company paid legal fees and expenses. Mr. Clemente does not receive any portion of the fees paid by the Company to Munro & Munro. In addition during 1999, Mr. Clemente provided legal services to MST Steel Corp., which is owned by Director Richard Thompson, and to Future Planning Corp., and Forward Planning Corp., whose principal owner and officer is Director Gregory Adamczyk.


                                   PART IV

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)  The following documents are filed as part of this report:

                                                              PAGE
                                                              ----
     Consolidated Financial Statements .....................   F

     Independent Auditors' Reports .........................   F-1

     Consolidated Balance Sheets as of
       September 30, 1999 and 1998 .........................   F-2

     Consolidated Statements of Operations
       for the Years Ended September 30, 1999, 1998 and 1997   F-3

     Consolidated Statements of Stockholders' Equity for
       the Years Ended September 30, 1999, 1998 and 1997 ...   F-4

     Consolidated Statements of Cash Flows for the Years
       Ended September 30, 1999, 1998 and 1997 .............   F-5

     Notes to Consolidated Financial Statements ............   F-6


The information required to be submitted in Schedule II - Valuation and Qualifying Accounts is included in the consolidated financial statements and notes thereto. Schedules other than those listed above are omitted because of the absence of the conditions under which they are required.

(b)  Reports filed on Form 8-K.

         None.

(c)  Exhibits. See the Exhibit Index on the following page.


                          EXHIBIT INDEX

Exhibit                    Description                                 Page*
-------                    -----------                                 -----
2.1    Agreement dated October 27, 1998 between MMC Manufacturing
       Corp., Secom General Corporation and and Delco Remy
       America, Inc.................................................  2.1 *(1)

2.2    Agreement dated September 17, 1999 between Uniflow
       Corporation and General Motors Corporation...................  2.2 *(2)

3.1    Certificate of Incorporation of the Company filed with the
       Secretary of State of Delaware on August 25, 1987............  3.1*(3)

3.2    Certificate of Merger between the Company and Secom
       General Corporation, a Utah corporation filed with the
       Secretary of State of Delaware in December 1987..............  3.2*(3)

3.3    Certificate of Designation of Rights of the Class A
       Preferred Stock filed with the Secretary of State of
       Delaware in December 1987....................................  3.3*(3)

3.4    Amendment to Certificate of Incorporation filed on
       August 31, 1990..............................................  3.2*(4)

3.5    Amendment to Certificate of Incorporation filed on
       December 17, 1991............................................  3.5*(5)

3.6    Amendment to Certificate of Incorporation filed on April 14,
       1999.......................................................... E-1

3.7    Bylaws of the Company........................................  3.4*(2)

4.1    List of instruments defining the right of security holders...  4.1*(6)

10.1   Second Amendment To Amendment and Extension Agreement
       between Bank One and Secom General Corporation and its
       subsidiaries ............................................... 10.2*(7)

10.2   Master Equipment Lease Agreement between Secom General
       Corporation and KeyCorp Leasing Ltd......................... 10.3*(8)

10.3   Mortgage, Security Agreement, Assignment of Leases and
       Rents and Fixture Filing between Secom General Corporation and Metlife Capital Financial Corporation................... 10.4*(8)

--------
* See the footnotes on pages 28 and 29 to locate these Exhibits.


                          EXHIBIT INDEX

Exhibit                    Description                                 Page*
-------                    -----------                                 -----
10.4   1991 Nonqualified Stock Option Plan......................... 10.27*(9)

10.5   Form of Stock Option Agreement for Options granted under
       the 1991 Non-qualified Stock Option Plan.................... 10.28*(9)

10.6   Subordination Agreement dated December 15, 1993 between
       Larry McKnight as junior lender and NBD Bank, N.A. as
       senior lender............................................... 10.17*(10)

10.7   Engagement Agreement dated October 1, 1998 between Secom
       General Corporation and Goldsmith, Agio, Helms Securities,
       Inc. ("GAHS")............................................... 10.17*(11)

22.    Subsidiaries of the Registrant.............................. 22*(12)

23.1   Consent of Rehmann Robson, PC............................... E-4

23.2   Consent of Deloitte & Touche LLP............................ E-5

27.    Financial Data Schedule

--------
* See the footnotes below and on page 29 to locate these exhibits.

           All exhibits that have page numbers followed by an * are incorporated by reference from the filings set forth below. The numbers set forth as page numbers for those exhibits are the exhibit numbers those documents were given in those other filings. All other exhibits are included in this Form 10-K at the page numbers shown.

*(1) Incorporated by reference from the Company's Current Report on Form 8-K dated November 11, 1998.

*(2) Incorporated by reference from the Company's Current Report on Form 8-K dated September 17, 1999.

*(3) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended September 30, 1987.

*(4) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended September 30, 1990.

*(5) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended September 30, 1991.


*(6) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended September 30, 1993.

*(7) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

*(8) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended September 30, 1996.

*(9) Incorporated by reference from the Company's Registration Statement on Form S-4 (File No. 33-40865) that was declared effective on November 20, 1991.

*(10) Incorporated by reference from the Company's Current Report on Form 8-K dated December 15, 1993.

*(11) Incorporated by reference from the Company's Current Report on Form 8-K dated October 16, 1998.

*(12) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended September 30, 1998.




                                  SIGNATURES

          Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  December 23, 1999

                                   SECOM GENERAL CORPORATION

                                   By: /s/ Martin J. Eidemiller
                                       -------------------------
                                        Martin J. Eidemiller
                                   Its: Vice President
                                       -------------------------


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




SIGNATURE                             TITLE                     DATE
---------                             -----                     ----

Principal Executive
Officers:

/s/ Martin J. Eidemiller
------------------------
Martin J. Eidemiller               Vice President          December 23, 1999

/s/ Paul D. Clemente
-----------------------
Paul D. Clemente                   Vice President          December 23, 1999

Principal Financial and
Accounting Officer:

/s/ Scott J. Konieczny          Chief Financial Officer
------------------------        Secretary and Treasurer    December 23, 1999
Scott J. Konieczny

/s/ Richard Thompson
------------------------
Richard Thompson                      Director             December 23, 1999

/s/ Gregory Adamczyk
------------------------
Gregory Adamczyk                      Director             December 23, 1999

/s/ Rocco Pollifrone
------------------------
Rocco Pollifrone                      Director             December 23, 1999


------------------------
Robert A. Clemente                    Director             December 23, 1999








                          SECOM GENERAL CORPORATION
                                NOVI, MICHIGAN

                             FINANCIAL STATEMENTS
                                     AND
                          SUPPLEMENTARY INFORMATION

                             FOR THE YEARS ENDED
                      SEPTEMBER 30, 1999, 1998 AND 1997






                          SECOM GENERAL CORPORATION

                              TABLE OF CONTENTS




                                                            Page

Independent Auditors' Reports                                F-1

Consolidated Financial Statements for the Years Ended
      September 30, 1999, 1998 and 1997

      Consolidated Balance Sheets                           F-2

      Consolidated Statements of Operations                 F-3

      Consolidated Statements of Stockholders' Equity       F-4

      Consolidated Statements of Cash Flows                 F-5

      Notes to Consolidated Financial Statements          F-6 - F-20

Supplementary Information

      Selected Quarterly Financial Data (Unaudited)        F-21

      Selected Financial Data (Unaudited)                  F-22















                         INDEPENDENT AUDITORS' REPORT




Stockholders and Board of Directors
SECOM GENERAL CORPORATION
Novi, Michigan


We have audited the accompanying consolidated balance sheets of Secom General Corporation and subsidiaries as of September 30, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Secom General Corporation and subsidiaries as of September 30, 1999 and 1998, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                                         REHMANN ROBSON, P.C.


Farmington Hills, Michigan
December 17, 1999



                                   F-1(a)





INDEPENDENT AUDITORS' REPORT


Stockholders and Board of Directors
Secom General Corporation
Novi, Michigan

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Secom General Corporation and subsidiaries for the year ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted accounting standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Secom General Corporation and subsidiaries for the year ended September 30, 1997, in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP

Detroit, Michigan
December 5, 1997
(January 11, 1999 as to Note 2)






                                   F-1(b)

                  SECOM GENERAL CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

---------------------------------------------------------------------

          ASSETS                                  September 30
                                           --------------------------
                                              1 9 9 9       1 9 9 8
                                              -------       -------
Current assets
     Cash                                  $   497,200   $    104,600
     Accounts receivable
         Trade                               3,272,000      4,139,000
         Other, principally notes              525,300        163,500
     Inventories                             2,896,500      4,044,800
     Prepaid expenses                           93,100        286,500
     Deferred tax assets                       105,900        603,900
     Property, plant and equipment
       held for sale                         2,038,500      1,440,000
     Machinery and equipment of
       discontinued subsidiary                    --        4,200,000
                                           -----------   ------------

Total current assets                         9,428,500     14,982,300

Notes receivable, net of current portion       975,400        365,400

Property, plant and equipment, net           6,930,000     12,189,200

Goodwill                                        97,800        146,700

Other assets                                   187,700        184,100
                                           -----------   ------------

Total assets                               $17,619,400   $ 27,867,700
                                           ===========   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Current maturities of long-term debt  $ 1,073,300   $  4,724,900
     Long-term debt classified as current         --        6,623,300
     Accounts payable                        1,314,400      2,925,800
     Accrued wages and benefits                749,400        779,000
     Accrued restructuring costs                  --          416,000
     Other accrued expenses                    830,600        746,700
     Debt secured by assets of
       discontinued subsidiary                    --        2,349,800
                                           -----------   ------------

Total current liabilities                    3,967,700     18,565,500

Long-term debt obligations                   3,527,900           --

Deferred tax liabilities                       401,300        960,100
                                           -----------   ------------

Total liabilities                            7,896,900     19,525,600
                                           -----------   ------------

Commitments and contingencies (Note 11)

Stockholders' equity
     Common stock, $.10 par value,
       authorized 10,000,000 shares;
       outstanding 1,044,300 shares;
       (5,335,400 shares in 1998)              104,400        533,500
     Additional paid-in capital             18,757,700     18,400,800
     Accumulated deficit                    (9,139,600)   (10,592,200)
                                           -----------   ------------

Total stockholders' equity                   9,722,500      8,342,100
                                           -----------   ------------

Total liabilities and stockholders' equity $17,619,400   $ 27,867,700
                                           ===========   ============

The accompanying notes are an integral part of these consolidated financial statements.




                  SECOM GENERAL CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

------------------------------------------------------------------------------

                                                      Year Ended September 30
                                           --------------------------------------------
                                              1 9 9 9        1 9 9 8         1 9 9 7
                                           ------------    ------------    ------------
Net sales                                  $ 28,226,000    $ 31,725,500    $ 35,037,200
Cost of sales:
     Production                              22,902,900      28,946,700      29,234,900
     Restructuring charges                         --           900,000            --
                                           ------------    ------------    ------------

Gross profit                                  5,323,100       1,878,800       5,802,300

Selling, general and
     administrative expenses                  4,469,900       5,352,700       4,910,000
Other restructuring charges                     549,600       2,312,000            --
Gain on sale of product line                 (1,871,500)           --              --
                                           ------------    ------------    ------------

Income (loss) from operations                 2,175,100      (5,785,900)        892,300
                                           ------------    ------------    ------------

Other (expense) income
     Interest                                  (753,200)       (953,700)     (1,071,800)
     Other, net                                 106,500         129,600         161,000
                                           ------------    ------------    ------------

Other expense - net                            (646,700)       (824,100)       (910,800)
                                           ------------    ------------    ------------

Income (loss) from continuing
      operations before income taxes          1,528,400      (6,610,000)        (18,500)

Income tax (expense) benefit                    (75,800)        543,900         (28,700)
                                           ------------    ------------    ------------

Income (loss) from continuing operations      1,452,600      (6,066,100)        (47,200)

Discontinued operations
     (Loss) income from operations of
         discontinued subsidiary                   --          (890,600)        355,800
     Gain on disposal of subsidiary, net
         of applicable income taxes
         of $248,700                               --         1,011,300            --
                                           ------------    ------------    ------------

Net income (loss)                          $  1,452,600    $ (5,945,400)   $    308,600
                                           ============    ============    ============

Income (loss) per common share
  (basic and diluted):
     Continuing operations                 $       1.37    $      (5.68)   $      (0.04)
     Discontinued operations                       --              0.11            0.32
                                           ------------    ------------    ------------
Net income (loss) per common share         $       1.37    $      (5.57)   $       0.28
                                           ============    ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                  SECOM GENERAL CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

------------------------------------------------------------------------------

                                               Common Stock          Additional
                                         -----------------------       Paid-In      Accumulated
                                           Shares        Amount        Capital        Deficit         Total
                                         ----------    ---------    -----------    ------------    ------------

Balance at October 1, 1996                5,342,200    $ 534,200    $18,457,100    $ (4,955,400)   $ 14,035,900
     Stock repurchases, net                 (20,000)      (2,000)       (48,000)           --           (50,000)
     Exercise of stock options                2,600          300          4,800            --             5,100
     Stock issued for settlement of
         stock guarantees                    15,600        1,500         (1,500)           --              --
     Net income                                --           --             --           308,600         308,600
                                         ----------    ---------    -----------    ------------    ------------

Balance at September 30, 1997             5,340,400      534,000     18,412,400      (4,646,800)     14,299,600
     Stock repurchases, net                  (5,000)        (500)       (11,600)           --           (12,100)
     Net loss                                  --           --             --        (5,945,400)     (5,945,400)
                                         ----------    ---------    -----------    ------------    ------------

Balance at September 30, 1998             5,335,400      533,500     18,400,800     (10,592,200)      8,342,100
     One-for-five reverse stock split    (4,268,300)    (426,800)       426,800            --              --
     Stock repurchases, net                 (22,800)      (2,300)       (69,900)           --           (72,200)
     Net income                                --           --             --         1,452,600       1,452,600
                                         ----------    ---------    -----------    ------------    ------------

Balance at September 30, 1999             1,044,300    $ 104,400    $18,757,700    $ (9,139,600)   $  9,722,500
                                         ==========    =========    ===========    ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                  SECOM GENERAL CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------

                                                                Year Ended September 30
                                                      --------------------------------------------
                                                         1 9 9 9         1 9 9 8         1 9 9 7
                                                      ------------     -----------    ------------
Cash from operating activities:
     Net income (loss)                                $  1,452,600    $ (5,945,400)   $    308,600
     Adjustments to reconcile net income (loss) to
       net cash provided by operating activities:
         Depreciation and amortization                   2,263,900       2,692,700       2,234,900
         Deferred income tax benefit                       (60,800)       (403,800)         (1,500)
         Provision for doubtful accounts                     3,300         104,500          62,000
         Gain on sale of assets                         (1,885,500)        (23,900)         (3,000)
         Restructuring charges                             549,600       3,788,500            --
         Changes in operating assets and
           liabilities which provided
           (used) cash:
             Trade and other receivables                   206,500       1,288,100        (983,500)
             Inventories                                 1,106,600       1,070,000        (454,000)
             Prepaids                                      174,200           7,500         229,300
             Other assets                                    1,000        (372,600)       (215,600)
             Trade accounts payable                     (1,347,900)        (65,000)       (229,800)
             Accrued liabilities                           (92,800)        (83,000)        226,100
     Net cash provided by discontinued operations          250,700       1,081,500         249,900
                                                      ------------    ------------    ------------
Net cash provided by operating activities                2,621,400       3,139,100       1,423,400
                                                      ------------    ------------    ------------
Cash flows from investing activities:
     Proceeds from disposal of property, plant
         and equipment                                   3,903,600       2,655,800          42,400
     Collections on notes receivable                       649,300         101,800          22,100
     Capital expenditures                                 (183,600)     (1,249,100)     (3,089,700)
     Net cash provided by (used in)
       discontinued operations                           2,554,600        (207,200)     (7,188,900)
                                                      ------------    ------------    ------------
Net cash provided by (used in) investing activities      6,923,900       1,301,300     (10,214,100)
                                                      ------------    ------------    ------------
Cash flows from financing activities:
     Net change in bank line of credit                  (2,496,400)     (2,442,600)      4,766,300
     Proceeds from long-term obligations                    65,200         395,900       1,134,600
     Proceeds from issuances of stock                         --              --             5,100
     Retirements of common stock                           (72,200)        (12,100)        (50,000)
     Payments on long-term obligations                  (4,299,500)     (2,832,000)     (1,529,400)
     Net cash (used in) provided by
       discontinued operations                          (2,349,800)       (318,300)        928,800
                                                      ------------    ------------    ------------
Net cash (used in) provided by
  financing activities                                  (9,152,700)     (5,209,100)      5,255,400
                                                      ------------    ------------    ------------

Net increase (decrease) in cash                            392,600        (768,700)     (3,535,300)
Cash, beginning of year                                    104,600         873,300       4,408,600
                                                      ------------    ------------    ------------
Cash, end of year                                     $    497,200    $    104,600    $    873,300
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

     Nature of Business

     Secom General Corporation (the "Company") is a publicly-traded holding company with five wholly-owned subsidiaries supplying the automotive, truck and construction markets. The Company currently operates in two business segments: tooling and metal parts forming (see Note 13). In March 1998 the Company discontinued its production machining segment (see Note 2).

     Restructuring and Realignment of Business

     During the year ended September 30, 1998, management significantly reduced the size of the Company's consolidated business in order to stem negative operating cash flows and reduce secured debt obligations. Those efforts culminated in the sale of various operating assets, including the discontinued Milford subsidiary and various machinery and equipment of Uniflow, as well as revised part pricing or product discontinuation on low margin sales and production. Management believes that these efforts have substantially reduced the operational circumstances which created the negative cash flows and significant operating losses. As this trend continues, management believes internally generated cash from operations, sales of underutilized assets and amounts available on the line of credit will be sufficient to cover scheduled debt payments as well as fund continuing working capital requirements, and restore normal banking relations including compliance with ongoing debt covenants. While management is committed to continuing its efforts to improve operating results in the normal course of business over the long term, it nevertheless engaged an investment banking firm in October 1998 to assist in the development of other strategic alternatives, such as the possible sale or merger of all or part of the Company's continuing business. As such, although the Company would consider any meaningful offer on favorable terms, continuing as an independent profitable going concern is considered a viable alternative in maximizing shareholder value.

     Significant Customer and Concentration Risks

     The Company has one customer which comprised approximately 21% of total revenues in 1999, one customer which comprised approximately 19% of total revenues in 1998, and one customer which comprised approximately 13% of total revenues in 1997. The loss of a significant customer could have an adverse impact on short-term operating results.



     The Company grants trade credit to customers in the normal course of business and at September 30, 1999 has receivables of $2,265,200 from companies in the automotive industry. Ongoing credit evaluations of customers' financial condition are conducted and, generally, no collateral is required. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management's expectations.

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


     Goodwill

     Goodwill (cost in excess of net assets acquired) is currently amortized on a straight-line basis over 5 years. Accumulated amortization was $557,500 and $508,600 as of September 30, 1999 and 1998, respectively. Management reviews the carrying value of goodwill on an ongoing basis to assess its recoverability.

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

     Earnings (Loss) Per Common Share

     Earnings (loss) per share is computed using the weighted average number of common shares outstanding during the year. The diluted amount reflects the potential dilution of all common stock equivalents. At September 30, 1999, 1998 and 1997 options to purchase 68,200, 122,800, and 115,300 shares, respectively, were excluded from the computation of earnings per share because the options' exercise prices were greater than the average market price of the common shares. A reconciliation of the denominators used in the basic and diluted share calculation for continuing operations follows for the years ended September 30:

                                             1 9 9 9    1 9 9 8     1 9 9 7
                                             -------    -------     -------
      Denominator:
         Weighted average shares
           outstanding, basic              1,064,000   1,067,100   1,070,000
         Incremental shares from assumed
           conversion of options                --          --        22,300
                                           ---------   ---------   ---------
      Weighted average shares
        outstanding, diluted               1,064,000   1,067,100   1,092,300
                                           =========   =========   =========


     On April 14, 1999, a one-for-five reverse stock split was effected. Accordingly, all historical weighted average share and per share amounts have been restated to reflect the reverse stock split. Share amounts presented in the Consolidated Statement of Stockholders Equity and Balance Sheets reflect the actual share amounts outstanding for each year presented.


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

     Terms of the $1.5 million note receivable include the receipt of four annual installments of $375,000, plus interest at 8.5%, beginning on September 1, 1999.



     The disposal of Milford was accounted for as a discontinued operation and, accordingly, the results of the Production Machining segment have been reported separately as discontinued operations in the accompanying consolidated statements of operations and cash flows. Summarized results of the Production Machining segment prior to the March 1998 disposal decision are as follows (in thousands):

                                             Year Ended September 30
                                             -----------------------
                                              1 9 9 8        1 9 9 7
                                             --------      --------
     Net sales                               $  7,935      $ 12,718
     Cost of sales                              7,580        10,479
                                             --------      --------
     Gross profit                                 355         2,239
     Operating expenses                           985         1,287
     Nonoperating expenses, net                   364           398
                                             --------      --------
     (Loss) income before income taxes           (994)          554
     Income tax benefit (expense)                 103          (198)
                                             --------      --------
     Net (loss) income                       $   (891)     $    356
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

     The net assets and liabilities of the discontinued production machining operations included in the accompanying consolidated balance sheets are as follows (in thousands):

                                                  September 30
                                               -------------------
                                                1 9 9 9    1 9 9 8
                                                -------    -------
Current assets
   Accounts receivable                                     $  658
   Inventory                                                   41
   Deposits                                     $  125
   Machinery and equipment to be sold                       4,200
                                                ------     ------
Total current assets                               125      4,899
                                                ------     ------

Current liabilities
   Debt                                                     2,350
   Accounts payable and accrued liabilities        100        549
                                                ------     ------
Total current liabilities                          100      2,899
                                                ------     ------
Net current assets                              $   25     $2,000
                                                ======     ======




3.   RESTRUCTURING CHARGES - METAL PARTS FORMING SEGMENT

     The Company's Metal Parts Forming segment is comprised of the Uniflow subsidiary. During the second quarter ended March 31, 1998, the Company began implementing a restructuring plan at Uniflow. The plan includes emphasizing the cold forging business, while selling off much of its cold heading capacity and business. As a result, the Company recorded asset writedowns in connection with the restructuring during the years ended September 30, 1999 and 1998, respectively. Those charges covered costs of discontinuing certain product lines, including related machinery writedowns, and costs associated with the consolidation of production into two facilities from three. Also, in conjunction with the restructuring, the Company recorded writedowns of goodwill and machinery and equipment consistent with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Major components of the Uniflow restructuring charges recorded during the years ended September 30, are summarized as follows (in thousands):


                                                  1 9 9 9      1 9 9 8
                                                  -------      -------
Discontinued product lines - inventories and
  related costs                                  $    --       $  680
Plant consolidation costs                             --          220
                                                 --------      ------
Cost of sales - restructuring costs                   --       $  900
                                                 ========      ======


                                                  1 9 9 9      1 9 9 8
                                                  -------      -------
Machinery and asset writedowns                   $    550      $1,450
Goodwill impairment                                   --        1,620
Less gain on sale of cold former machine              --         (758)
                                                 --------      ------
Other restructuring costs                        $    550      $2,312
                                                 ========      ======


4.  ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE

     The following is a summary of changes in the allowance for doubtful accounts receivable during each of the three years in the period ended September 30:

                                       1 9 9 9       1 9 9 8       1 9 9 7
                                       -------       -------       -------
Balance, beginning of year            $ 134,500     $  52,800     $  21,000
Add provision charged
   against income                         3,300       104,500        62,000
Plus (less) uncollected accounts
   written off, net of recoveries        74,700       (22,800)      (30,200)
                                      ---------     ---------     ---------
Balance, end of year                  $ 212,500     $ 134,500     $  52,800
                                      =========     =========     =========


5.   INVENTORIES

     Inventories at September 30 consist of the following components (in thousands):

                                    1 9 9 9       1 9 9 8
                                    -------       -------
     Raw materials                 $     261     $     562
     Work-in-process                     985         1,366
     Finished goods                    1,650         2,117
                                   ---------     ---------
     Total                         $   2,896     $   4,045
                                   =========     =========

     The following is a summary of changes in the inventory valuation allowance during each of the three years in the period ended
     September 30:

                                     1 9 9 9       1 9 9 8       1 9 9 7
                                     -------       -------       -------
    Balance, beginning of year      $ 339,500     $ 232,500     $ 147,500
    Add provision charged
       against income                    --         127,000        96,000
    Less writeoffs                   (135,000)      (20,000)      (11,000)
                                    ---------     ---------     ---------
    Balance, end of year            $ 204,500     $ 339,500     $ 232,500
                                    =========     =========     =========


6.   PROPERTY, PLANT AND EQUIPMENT, NET

     Property, plant and equipment consists of the following assets at September 30 (in thousands) (see Note 3):

                                        1 9 9 9       1 9 9 8        Life
                                        -------       -------        ----
      Machinery and equipment          $   9,501     $  14,344   2 to 20 years
      Building and improvements            4,285         4,705   3 to 30 years
      Land and improvements                  430           448        --
      Furniture and fixtures               1,667         1,716   3 to 7 years
      Vehicles                               156           123     3 years
                                       ---------     ---------
      Total                               16,039        21,336
      Less accumulated depreciation        9,109         9,147
                                       ---------     ---------
      Net book value                   $   6,930     $  12,189
                                       =========     =========



7.   LONG-TERM DEBT

     Long-term debt consists of the following obligations at September 30 (in thousands):
                                             1 9 9 9       1 9 9 8
                                             -------       -------
     Bank line of credit (a)                $    --       $   2,496
     Real estate mortgage notes (b)             2,513         3,267
     Michigan Strategic Fund Limited
       Obligation Revenue Bonds (c)              --           4,352
     Equipment term notes (d)                   1,630         2,805
     Other notes payable (e)                      458           778
                                            ---------     ---------
     Total long-term debt                       4,601        13,698
     Less current maturities                   (1,073)       (4,725)
     Less long-term obligations
       classified as current                     --          (6,623)
     Less debt secured by assets of
       discontinued subsidiary                   --          (2,350)
                                            ---------     ---------
     Long-term debt reported                $   3,528     $    --
                                            =========     =========

(a) In July 1996, the Company entered into an amended and restated revolving credit and loan agreement with a bank, which was for a three-year period and permitted borrowings of up to $4 million under a revolving credit note and up to $2 million under a line of credit note. During 1998, the Company violated certain debt covenants. As a result, in fiscal 1999 the Company's primary lender required the Company to replace its current credit facilities with several amendment and extension agreements, the most recent of which extends continuing credit, up to $3 million at prime plus 1%, through November 1, 1999. As of September 30, 1999 the Company had $3 million available on its line of credit. Borrowings on the bank line of credit are collateralized by accounts receivable and inventory, and limited to certain advance rate percentages. Interest is payable monthly. The agreement prohibits the payment of cash dividends and requires the Company to maintain specific financial covenants including minimum total equity, current ratio and EBITDA. Management believes it can extend its current debt facility with the existing lender or refinance with other lenders on a continuing basis.

(b) At September 30, 1999 the balance represents a $2.5 million mortgage note which requires monthly principal and interest payments. The note bears interest at 8.25% per annum and is collateralized by land and buildings with a net book value of $2,970,000. The note matures in fiscal 2011.

(c) In June and September 1996, the Michigan Strategic Fund sold $3,000,000 and $4,000,000, respectively, of its Limited Obligation Revenue Bonds and the bondholders then loaned the proceeds to the Company for the purchase of equipment. During September 1999, the balance of $1,554,300 outstanding on the $3 million bond was paid as part of the sale of the Uniflow transmission shaft product line. In October 1998, the balance of $2,349,800 outstanding on the $4 million bond was paid with proceeds received from the sale of the remaining Milford assets (Note 2).



(d) During 1996, the Company entered into an equipment term note with a financial institution with interest payable at the 30 day LIBOR plus 215 basis points (approximately 7.7% at September 30, 1999). The note is collateralized by equipment with a net book value of $3,151,000 at September 30, 1999.

(e) Interest rates on other notes payable range from 0.9% to 12%. At September 30, 1999, the balance includes $346,000 in trade installment notes collateralized by certain property. Maturity dates range from 2000 to 2002.

     The  prime rate at September 30, 1999 and 1998 was 8.25%.

     Scheduled principal payments on long-term debt for each of the next five years and thereafter are summarized as follows (in thousands):

                  Year Ended
                 September 30,           Amount
                 ------------           -------
                     2000               $1,073
                     2001                  845
                     2002                  606
                     2003                  171
                     2004                  185
                  Thereafter             1,721
                                        ------
                  Total                 $4,601
                                        ======

8.   COMMON STOCK OPTIONS

     In 1991, the Board of Directors (the "Board") adopted a nonqualified common stock option plan (the "1991 Plan"). The 1991 Plan authorizes the Board to grant options to purchase a maximum of 80,000 shares of common stock to employees, at not less than the fair market value at the date of grant. The options vest at various dates as described in the related option agreement and expire up to 10 years from the date of grant.

     The Company accounts for stock option grants and awards under its stock-based compensation plan in accordance with APB Opinion No. 25. Accordingly, no compensation cost has been recognized for stock option grants since the options have exercise prices of not less than the market value of the Company's common stock at the date of grant.



     There were 5,000 stock options granted during 1998 and no options granted during 1999 and 1997. For stock options granted during the year ended September 30, 1998, if compensation cost had been determined based on the fair value at the date of grant consistent with the method prescribed by SFAS No. 123, the Company's net operating results and related per share amounts would have been adjusted to the pro forma amounts indicated below:

                                                 1 9 9 8
                                        --------------------------
                                                          Net
                                            Net         Loss Per
                                            Loss      Common Share
                                        -----------   ------------
As reported                             $(5,945,400)    $(5.57)
Compensation costs for stock
  option grants, net of tax benefit         (23,700)     (0.02)
                                        -----------     ------
Pro forma                               $(5,969,100)    $(5.59)
                                        ===========     ======

     Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the year ended September 30, 1998:

                                         Assumptions
                                         -----------

       Expected volatility                  50.0%

       Risk-free interest rate               5.5%

       Expected lives (in years)             5

     A summary of the status of stock option grants under the Company's 1991 Plan as of September 30, 1999, 1998 and 1997 and changes during the years ending on those dates is presented below:


                                 1 9 9 9               1 9 9 8              1 9 9 7
                           -------------------    ------------------    -----------------
                                      Weighted              Weighted              Weighted
                                       Average               Average              Average
                                      Exercise              Exercise              Exercise
                            Shares     Price      Shares     Price      Shares    Price
                            ------    --------    ------    --------    ------    --------
Outstanding at the
  beginning of the year     47,800     $10.60     62,600     $10.95     75,200     $10.75
Granted                       --         --        5,000       8.75       --         --
Exercised                     --         --         --         --         (500)      9.70
Terminated                 (14,600)     12.89    (19,800)     11.35    (12,100)      9.70
                           -------     ------    -------     ------    -------     ------
Outstanding at the end
  of the year               33,200       9.55     47,800      10.60     62,600      10.95
                           =======     ======    =======     ======    =======     ======
Options exercisable at
  end of the year           17,900     $ 9.64     25,800     $11.50     22,400     $12.20
                           =======     ======    =======     ======    =======     ======
Weighted average fair
  value of options
  granted during the
  year                                                       $ 4.75
                                                             ======



     The following table summarizes information about stock options outstanding under the Company's 1991 Plan at September 30, 1999:


                                                Remaining
                                               Contractual
    Exercise      Options        Options          Life
      Price     Outstanding    Exercisable       (Years)
    --------    -----------    -----------    ------------
      $8.75         5,000         1,000            3.7
       9.69        28,200        16,900            1.5
                   ------        ------
                   33,200        17,900
                   ======        ======

     During the year ended September 30, 1996, 35,000 options exercisable at $9.69 were issued to an officer of the Company outside of the 1991 Plan. At September 30, 1999, 21,000 of these options were exercisable and the remaining options vest ratably over a five year period. These options expire 10 years from the date of grant.


9.   GAIN ON SALE OF PRODUCT LINE

     In September 1999, the Company reached an agreement with an OEM customer in connection with its efforts to settle claims and recoup its over $3.2 million investment in an uncompleted transmission shaft program. The settlement value was approximately $5,087,000, of which $3,883,000 had been received upon closing. The final $1,204,000 installment of the settlement proceeds was received in December 1999 in satisfaction of amounts included in property, plant and equipment held for sale as of September 30, 1999.


10.  INCOME TAXES

     The provision for income taxes attributable to continuing operations consists of the following components for the years ended September 30:

                                       1 9 9 9        1 9 9 8       1 9 9 7
                                      ---------     -----------    --------
      Current (expense) benefit       $(136,600)    $   140,100    $(30,200)
      Deferred (expense) benefit       (688,800)      1,451,200     (74,900)
      Change in valuation allowance     749,600      (1,047,400)     76,400
                                      ---------     -----------    --------
      Income tax (expense) benefit    $ (75,800)    $   543,900    $(28,700)
                                      =========     ===========    ========



     Temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:


                                                 1 9 9 9       1 9 9 8
                                                 -------       -------
    Deferred tax assets:
       Alternative minimum tax carryforwards    $ 239,000   $   349,900
       Net operating loss carryforwards              --         628,800
       Net operating loss carryforwards
         of acquired companies and
         tax credits - subject to limitations     187,000       446,000
       Allowances and accruals                    370,000       618,900
                                                ---------   -----------
    Total deferred tax assets                     796,000     2,043,600
    Less valuation allowance                     (690,100)   (1,439,700)
                                                ---------   -----------
    Net deferred tax assets                       105,900       603,900
    Current portion                               105,900       603,900
                                                ---------   -----------
    Long-term portion                           $    --     $      --
                                                =========   ===========

    Deferred tax liabilities:
       Depreciation                                         $   372,500
       Book and tax basis differences from
         business combinations                  $ 332,500       574,800
       Other amounts                               68,800        12,800
                                                ---------   -----------
    Total deferred tax liabilities
      (all long-term)                           $ 401,300   $   960,100
                                                =========   ===========

     During 1999 and 1998, certain tax benefits from net operating losses and temporary differences creating deferred tax assets have been reserved with a valuation allowance due to their uncertainty of realization.

     Remaining net operating loss carryforwards of approximately $166,000 as of September 30, 1999 are available for offset against future taxable earnings through the year 2005, subject to annual limitations as set forth in the Internal Revenue Code.


     A reconciliation of the Company's statutory income tax provision computed on pre-tax results from continuing operations to the recorded income tax provision for the years ended September 30 are as follows:

                                 1 9 9 9       1 9 9 8      1 9 9 7
                                 -------       -------      -------
Statutory income tax
  (provision) benefit           $(519,700)   $ 2,247,400    $  6,300
Change in valuation allowance     749,600     (1,047,400)     76,400
Nondeductible goodwill
  amortization                    (16,600)      (582,000)    (46,400)
Other                            (289,100)       (74,100)    (65,000)
                                ---------    -----------    --------
Income tax (expense) benefit    $ (75,800)   $   543,900    $(28,700)
                                =========    ===========    ========


11.  COMMITMENTS AND CONTINGENCIES

     Leases and Litigation

     The Company's annual expense and future obligations related to operating leases are not significant. Additionally, the Company is involved in certain legal proceedings arising in the normal course of business. In the opinion of management, based on the advice of counsel, the outcome of such litigation is not expected to have a material adverse effect on the Company's consolidated financial position or results of operations.

     Trading of Common Stock

     In November 1998, the National Association of Securities Dealers Automated Quotation System (NASDAQ) proposed delisting the trading of the Company's common stock from the NASDAQ National Market System due to the Company failing to meet certain minimum listing requirements. The Company appealed the proposed delisting action and as result, the trading of its' stock was moved to The Nasdaq SmallCap Market System under the symbol SECM, during April 1999.


12.  RELATED PARTY TRANSACTIONS

     Since January 1997, the Company's Chairman, Robert Clemente, served in an "Of Counsel" capacity to the law firm of Munro & Munro, PC, which has been retained by the Company for professional legal services required in the normal course of business. During fiscal 1999 and 1998 the Company paid to this law firm $27,800 and $84,000, respectively, in legal fees and expenses. Mr. Clemente does not receive any portion of the fees paid by the Company to this law firm.

     During the year ended September 30, 1999 the Company paid $24,600 to a director for consulting fees owing as of September 30, 1998.


13.  SEGMENT INFORMATION

     During fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information". This Statement requires financial information to be reported on the basis that management uses for evaluating segment performance and making operating decisions.

     The Company operates in two principal operating segments: 1) Metal parts forming and 2) Tooling. The accounting policies of the reportable segments are the same as those described in Note 1. Management evaluates the performance of its operating segments separately to individually monitor the different factors affecting performance. The Company measures the performance of its operating segments based on net revenue and operating income. Income taxes are managed on a Company-wide basis.

     The following is summarized business segment information applicable to continuing operations (in thousands):

                                   Metal                Eliminations
                                   Parts                    and
    Year Ended September 30:      Forming     Tooling     Corporate    Consolidated
    ------------------------      -------     -------   ------------   -------------
 1999
  Net sales                      $ 13,261     $ 15,675    $   (710)      $ 28,226
  Income from operations            1,351        1,740        (916)         2,175
  Identifiable assets               5,764        6,118       5,737         17,619
  Depreciation and amortization       985          511         768          2,264
  Capital expenditures                 61          123        --              184
 1998
  Net sales                        17,186       17,303      (2,763)        31,726
  (Loss) income from operations    (6,378)       1,423        (831)        (5,786)
  Identifiable assets              10,676        6,819       5,473         22,968
  Depreciation and amortization     1,501          616         576          2,693
  Capital expenditures                506          504         239          1,249
1997
  Net sales                        18,930       18,474      (2,367)        35,037
  (Loss) income from operations    (1,395)       2,587        (300)           892
  Identifiable assets              13,753        7,433      11,754         32,940
  Depreciation and amortization     1,200          701         334          2,235
  Capital expenditures              1,457          662         971          3,090



14.  SUPPLEMENTAL CASH FLOWS INFORMATION

     Cash payments for interest and income taxes during the year ended September 30 amounted to the following (in thousands):

                                  1 9 9 9      1 9 9 8     1 9 9 7
                                  -------      -------     -------
Interest:
   Continuing operations           $752         $985       $1,058
   Discontinued operations           27          370          191
Income taxes:
   Continuing operations           --             25          205


           The Company entered into the following noncash investing and financing transactions for the year ended September 30 (in thousands):



                                          1999       1998
                                          ----       ----
Note receivable received from
    sale of machinery and business       $1,500      $575



                                  * * * * *



                  SECOM GENERAL CORPORATION AND SUBSIDIARIES

                SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

------------------------------------------------------------------------------

                                                             Quarter Ended
                          -----------------------------------------------------------------------------------

                                            1 9 9 9                                   1 9 9 8
                          ---------------------------------------     ---------------------------------------
                          September     June     March   December     September     June    March    December
                            1999        1999     1999      1998         1998        1998    1998       1997
                          ---------    -----     -----   --------     ---------     ----    -----    --------
                                               (In thousands, except per share amounts)

Net sales                  $ 6,802   $ 6,693   $ 7,415   $ 7,316      $ 6,947    $ 7,879   $ 8,545   $ 8,354

Gross profit                 1,360     1,464     1,417     1,082          165        813         8       893

Income (loss)
  from continuing
  operations                 1,433       137        84      (201)      (1,356)      (949)   (3,299)     (462)

Income (loss)
  from discontinued
  operations                  --        --        --        --          1,193       --        (621)     (451)
                           -------   -------   -------   -------      -------    -------   -------   -------

Net income (loss)          $ 1,433   $   137   $    84   $  (201)     $  (163)   $  (949)  $(3,920)  $  (913)
                           =======   =======   =======   =======      =======    =======   =======   =======

Income (loss) per
  common share (1):
  Continuing
    operations             $  1.36   $  0.13   $  0.07   $ (0.19)   $ (1.27)   $ (0.89)   $ (3.09)   $ (0.43)
  Discontinued
    operations                --        --        --        --         1.12       --        (0.58)     (0.43)
                           -------   -------   -------   -------    -------    -------    -------    -------
Net income (loss)
     per common share      $  1.36   $  0.13   $  0.07   $ (0.19)   $ (0.15)   $ (0.89)   $ (3.67)   $ (0.86)
                           =======   =======   =======   =======    =======    =======    =======    =======

Price range of
  common stock (1):
       High bid            $  5.13   $  3.75   $  3.13   $  4.06    $  8.60    $ 12.50    $ 11.25    $ 12.50
       Low bid                2.50      1.38      1.25      0.31       1.55       6.90       7.50       8.45

Weighted average
  shares outstanding (1)     1,057     1,065     1,067     1,067      1,067      1,067      1,067      1,067


(1) Per share amounts and weighted shares outstanding have been restated to reflect the one-for-five reverse stock split.



                  SECOM GENERAL CORPORATION AND SUBSIDIARIES

                     SELECTED FINANCIAL DATA (UNAUDITED)

------------------------------------------------------------------------------

                                                        Year Ended September 30
                                         --------------------------------------------------------
                                           1999        1998        1997        1996        1995
                                         --------    --------    --------    --------    --------
                                                (In thousands, except per share amounts)
Statement of operations data
Net sales                                $ 28,226    $ 31,726    $ 35,037    $ 30,877    $ 36,276
Income (loss) from continuing
     operations, before income taxes        1,528      (6,610)        (18)         58         831
Income tax (expense) benefit                  (75)        544         (29)        (17)        373
                                         --------    --------    --------    --------    --------
Income (loss) from continuing
     operations                             1,453      (6,066)        (47)         41       1,204
Income from discontinued
     operations, net of income taxes         --           121         356        --          --
                                         --------    --------    --------    --------    --------
Net income (loss)                        $  1,453    $ (5,945)   $    309    $     41    $  1,204
                                         ========    ========    ========    ========    ========

Income (loss) per common share (1):
     Continuing operations               $   1.37    $  (5.68)   $  (0.04)   $   0.05    $   1.40
     Discontinued operations                 --          0.11        0.32        --          --
                                         --------    --------    --------    --------    --------
Net income (loss) per common share       $   1.37    $  (5.57)   $   0.28    $   0.05    $   1.40
                                         ========    ========    ========    ========    ========

Balance sheet data
Total assets                             $ 17,619    $ 27,868    $ 46,208    $ 34,954    $ 26,947
Long-term debt                              3,528       8,973      17,711      13,724       4,622
Stockholders' equity                        9,722       8,342      14,300      14,036      11,910
Common stock shares outstanding (1)         1,044       1,067       1,068       1,068         855

Equity per common share (1)                  9.30        7.82       13.40       13.15       13.95
Current ratio                                2.38        0.81        1.64        1.84        1.13
Long-term debt to stockholder's equity       0.36        1.08        1.24        0.98        0.39



(1) Per share amounts and weighted shares outstanding have been restated to reflect the one-for- five reverse stock split.