Form 10-Q
period 1999-12-31
SECOM GENERAL CORP
filed 2000-02-11
CIK 790375

=============================================================================


                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                     For Quarter Ended December 31, 1999
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

             Title of Class            Number of Shares Outstanding
              Common Stock                       1,044,300



=============================================================================




                          SECOM GENERAL CORPORATION
                                  FORM 10-Q
                       QUARTER ENDED DECEMBER 31, 1999

                                    INDEX

PART I   FINANCIAL INFORMATION                                          Page
                                                                        ----
Item 1.  Financial Statements
              Consolidated Balance Sheets.................................1
              Consolidated Statements of Operations.......................3
              Consolidated Statements of Cash Flows.......................4
              Notes to Interim Consolidated Financial Statements..........5
Item 2.  Management's Discussion & Analysis of Financial Condition
              and Results of Operations...................................9

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings...............................................13
Item 2.  Changes in Securities...........................................13
Item 3.  Defaults in Securities..........................................13
Item 4.  Submission of Matters to a Vote of Security Holders.............13
Item 5.  Other Information...............................................13
Item 6.  Exhibits and Reports on Form 8-K................................13








                  SECOM GENERAL CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------

                               ASSETS
                                                      (Unaudited)
                                                     Dec. 31, 1999    Sept. 30, 1999
                                                     -------------    --------------
Current assets
     Cash                                             $ 1,410,600      $   497,200
     Accounts receivable
        Trade                                           3,299,600        3,272,000
        Other, principally notes                          541,600          525,300
     Inventories                                        2,991,200        2,896,500
     Prepaid expenses                                     187,300           93,100
     Deferred tax assets                                  105,900          105,900
     Property, plant and equipment held for sale          834,600        2,038,500
                                                      -----------      -----------

Total current assets                                    9,370,800        9,428,500

Notes receivable, net of current portion                  952,000          975,400

Property, plant and equipment, net                      6,646,700        6,930,000

Goodwill                                                   85,600           97,800

Other assets                                              186,700          187,700
                                                      -----------      -----------

Total assets                                          $17,241,800      $17,619,400
                                                      ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.


                  SECOM GENERAL CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS


         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                (Unaudited)
                                               Dec. 31, 1999      Sept. 30, 1999
                                               -------------      --------------
Current liabilities
     Current maturities of long-term debt       $  1,023,300       $  1,073,300
     Accounts payable                              1,382,600          1,314,400
     Accrued wages and benefits                      776,800            749,400
     Other accrued expenses                          499,900            830,600
                                                ------------       ------------

Total current liabilities                          3,682,600          3,967,700

Long-term debt obligations                         3,279,400          3,527,900

Deferred tax liabilities                             401,300            401,300
                                                ------------       ------------

Total liabilities                                  7,363,300          7,896,900
                                                ------------       ------------

Stockholders' equity
     Common stock, $.10 par value,
       authorized 10,000,000 shares;
       outstanding 1,044,300 shares                  104,400            104,400
     Additional paid-in capital                   18,757,700         18,757,700
     Accumulated deficit                          (8,983,600)        (9,139,600)
                                                ------------       ------------

Total stockholders' equity                         9,878,500          9,722,500
                                                ------------       ------------

Total liabilities and stockholders' equity      $ 17,241,800       $ 17,619,400
                                                ============       ============

The accompanying notes are an integral part of these consolidated financial statements.

                  SECOM GENERAL CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                Three Months Ended Dec. 31,
                                                --------------------------
                                                  1 9 9 9        1 9 9 8
                                                -----------    -----------

Net sales                                       $ 6,029,600    $ 7,315,700
Cost of sales                                     4,756,700      6,233,600
                                                -----------    -----------

Gross profit                                      1,272,900      1,082,100

Selling, general and
     administrative expenses                        984,200      1,145,000
                                                -----------    -----------

Income (loss) from continuing operations            288,700        (62,900)
                                                -----------    -----------

Other (expense) income
     Interest                                       (90,600)      (214,800)
     Other, net                                      67,400         22,900
                                                -----------    -----------

Other expense, net                                  (23,200)      (191,900)
                                                -----------    -----------

Income (loss) from continuing operations
     before income taxes                            265,500       (254,800)

Income tax (expense) benefit                       (109,500)        54,200
                                                -----------    -----------

Net income (loss)                               $   156,000    $  (200,600)
                                                ===========    ===========

Income (loss) per common share from
   continuing operations (basic and diluted):   $      0.15    $     (0.19)
                                                ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

                  SECOM GENERAL CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

-----------------------------------------------------------------------------

                                                      Three Months Ended Dec. 31,
                                                      ---------------------------
                                                         1 9 9 9       1 9 9 8
                                                      -----------    -----------
Cash flows from operating activities:
     Net income (loss)                                $   156,000    $  (200,600)
     Adjustments to reconcile net income (loss) to
       net cash provided by operating activities:
        Depreciation and amortization                     328,700        570,200
        Deferred income tax expense (benefit)             109,500        (54,200)
        Provision for doubtful accounts                      --           17,900
        Gain on sale of assets                               --           (1,000)
        Changes in operating assets and liabilities
          which provided (used) cash:
           Trade and other receivables                    (43,900)      (126,600)
           Inventories                                    (94,700)       402,900
           Prepaids                                       (94,200)        88,100
           Trade accounts payable                          68,200       (918,500)
           Accrued liabilities                           (412,800)       (50,500)
     Net cash provided by discontinued operations            --          371,500
                                                      -----------    -----------
Net cash provided by operating activities                  16,800         99,200
                                                      -----------    -----------
Cash flows from investing activities:
     Proceeds from disposal of property, plant
        and equipment                                   1,203,900          2,000
     Collections on notes receivable                       23,400         37,700
     Capital expenditures                                 (32,200)       (13,000)
     Net cash provided by discontinued operations            --        2,554,600
                                                      -----------    -----------
Net cash provided by investing activities               1,195,100      2,581,300
                                                      -----------    -----------
Cash flows from financing activities:
     Net change in bank line of credit                       --          112,800
     Payments on long-term obligations                   (298,500)      (355,200)
     Net cash used in discontinued operations                --       (2,349,700)
                                                      -----------    -----------
Net cash used in financing activities                    (298,500)    (2,592,100)
                                                      -----------    -----------
Net increase in cash                                      913,400         88,400
Cash, beginning of period                                 497,200        104,600
                                                      -----------    -----------
Cash, end of period                                   $ 1,410,600    $   193,000
                                                      ===========    ===========

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

         In the opinion of management, the financial statements as of December 31, 1999 reflect all adjustments (normal recurring accruals) which are necessary to present a fair statement of the results for the period then ended. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K and Annual Report for the fiscal year ended September 30, 1999.

         Consolidation

         The accompanying consolidated financial statements include the accounts of Secom General Corporation and its wholly-owned subsidiaries, Form Flow, Inc.; L&H Die, Inc.; Micanol, Inc.; Uniflow Corporation; and MMC Manufacturing Corp. f/k/a Milford Manufacturing Corporation ("Milford"). All significant intercompany accounts and transactions have been eliminated.

         Nature of Business

         Secom General Corporation (the "Company") is a publicly-traded holding company with five wholly-owned subsidiaries supplying the automotive, truck and construction markets. The Company currently operates in two business segments: metal parts forming and tooling. In October 1998 the Company completed the disposition of the remaining assets of its production machining segment (see Note 2).

         Restructuring and Realignment of Business

         During the year ended September 30, 1999, management significantly reduced the size of the Company's consolidated business in order to improve cash flows from operations and reduce secured debt obligations. Those efforts culminated in the sale of various operating assets, including the discontinued Milford subsidiary and various machinery and equipment of Uniflow, as well as revised part pricing or product discontinuation on low margin sales and production. Management believes that these efforts have substantially reduced the operational circumstances which created the negative cash flows and significant operating losses in the past. The Company believes that cash on hand, cash flows from continuing operations, collections on notes receivable and cash or debt relief generated from sales of underutilized assets will be sufficient to fund continuing operations and meet scheduled debt payments through fiscal 2000. While management is committed to continuing its efforts to improve operating results in the normal course of business over the long term, it nevertheless has also engaged an investment banking firm in October 1998 to assist in the development of other strategic alternatives, such as the possible sale or merger of all or part of the Company's continuing business. As such, although the Company would consider any meaningful offer on favorable terms, continuing as an independent profitable going concern is considered a viable alternative in maximizing shareholder value.

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

         Goodwill

         Goodwill (cost in excess of net assets acquired) is currently amortized on a straight-line basis over 5 years. Accumulated amortization was $569,700 as of December 31, 1999 and $557,500 as of September 30, 1999. Management reviews the carrying value of goodwill on an ongoing basis to assess its recoverability.

         Earnings (Loss) Per Common Share

         Earnings (loss) per share is computed using the weighted average number of common shares outstanding during the year. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", effective October 1, 1997. This statement requires a dual presentation and reconciliation of "basic" and "diluted" per share amounts. Diluted reflects the potential dilution of all common stock equivalents. At December 31, 1999 and 1998 options to purchase 68,200 and 82,800 shares, respectively, were excluded from the computation of earnings per share because the options' exercise prices were greater than the average market price of the common shares. A reconciliation of the denominators used in the basic and diluted share calculation for continuing operations follows for the three months ended December 31:

                                                         (Unaudited)
                                                     ---------------------
                                                      1 9 9 9     1 9 9 8
                                                     ---------   ---------
Denominator:
   Weighted average shares outstanding, basic        1,044,300   1,067,100
   Incremental shares from assumed
     Conversion of options                                --          --
                                                     ---------   ---------
Weighted average shares outstanding, diluted         1,044,300   1,067,100
                                                     =========   =========


2.       DISCONTINUED OPERATIONS - PRODUCTION MACHINING SEGMENT

         On October 27, 1998, the Company sold the remaining assets and business of its discontinued production machining segment, MMC Manufacturing Corp. f/k/a Milford Manufacturing Corporation ("Milford"), to Delco Remy America, Inc. ("DRA"), for the purchase price of $4.2 million dollars, receiving $2.7 million in cash and a $1.5 million promissory note. DRA purchased all of Milford's machinery, equipment and certain inventories that were used to produce machined starter motor shafts for DRA. The remaining inventory was sold to Horizon Technology Group, LLC. in a separate transaction.

         The $2.7 million in cash received from the sale was used to payoff $2.3 million in term debt secured by those assets and the balance was used to reduce accounts payable and the line of credit. Terms of the $1.5 million promissory note require four annual installments of $375,000, plus interest at 8.5%, beginning September 1, 1999.

3.       INVENTORIES

         Inventories at December 31, 1999 and September 30, 1999 consist of the following components

         (in thousands):   (Unaudited)
                           Dec. 31 1999   Sept. 30, 1999
                           ------------   --------------
         Raw materials        $  372          $  261
         Work-in-process       1,017             985
         Finished goods        1,602           1,650
                              ------          ------
         Total                $2,991          $2,896
                              ======          ======

4.       PROPERTY, PLANT AND EQUIPMENT, NET

         Property, plant and equipment consists of the following assets at December 31, 1999 and September 30, 1999 (in thousands):

                                        (Unaudited)
                                        Dec. 31 1999    Sept. 30, 1999      Life
                                        ------------    --------------  -------------
Machinery and equipment                   $  9,508          $ 9,501     2 to 20 years
Building and improvements                    4,279            4,285     3 to 30 years
Land and improvements                          430              430
Furniture and fixtures                       1,398            1,667     3 to 7 years
Vehicles                                       180              156        3 years
                                          --------          -------
Total                                       15,795           16,039
Less accumulated depreciation                9,148            9,109
                                          --------          -------
Net book value                            $  6,647          $ 6,930
                                          ========          =======

5.       LONG-TERM DEBT

         Long-term debt at December 31, 1999 principally consists of a real estate mortgage and equipment term notes. Subsequent to December 31, 1999, the Company used its cash on hand to payoff the remaining $1.5 million of a note payable secured by certain capital equipment.

6.       SUPPLEMENTAL CASH FLOWS INFORMATION

         Cash payments for interest and income taxes for the three months ended December 31, 1999 and 1998, respectively, were (in thousands):

                                          (Unaudited)
                                       1 9 9 9    1 9 9 8
                                       -------    -------
         Interest:
            Continuing operations        $ 88      $191
            Discontinued operations       --         27
         Income taxes:
            Continuing operations         541       --


         During the quarter ended December 31, 1999, the Company received $1.2 million in satisfaction of amounts included in property, plant and equipment held for sale as of September 30, 1999. The money represented the final installment due the Company from the sale of its transmission shaft product line in September 1999.

7.       SUBSEQUENT EVENT

         On February 9, 2000, the Company sold the machinery, equipment, inventory and business of its Uniflow subsidiary to Alken-Ziegler Livonia, LLC., Livonia, Michigan. Secom received approximately $2.4 million in cash and expects to receive royalty payments on certain future customer sales that could total an additional $750,000 over the next five years.

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

         The Company operates in two business segments: Metal Parts Forming and Tooling. The Metal Parts Forming Segment manufactures cold forged and cold headed parts, while the Tooling Segment provides perishable tooling for the hot and cold-formed metal parts industries.

         Although sales for the quarter ended December 31, 1999 declined by 17.6% over the same quarter last year, the Company recorded an improvement in results from continuing operations in the current period. The Company recorded net income from continuing operations of $156,000, or $0.15 per share, for the quarter ended December 31, 1999 compared to a net loss from continuing operations of ($200,600), or ($0.19) per share, in the December 31, 1998 quarter. The improvement in results from operations was primarily due to the Tooling Segment, as a moderate increase in sales was also helped by a reduction in material and labor costs. In addition, Uniflow's results from operations improved dramatically due primarily to the ability of management to better control its production costs and the parts repricing it instituted in October 1998. The decrease in consolidated sales for the comparative periods was due to the discontinuance of certain product lines at Uniflow, specifically suspension ball-joint housings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

         While management is committed to continuing its efforts to improve operating results in the normal course of business over the long term, it nevertheless engaged an investment banking firm in October 1998 to assist in the development of other strategic alternatives, such as the possible sale or merger of all or part of the Company's continuing business. In May 1999, the Company and GAHS terminated their contract, except GAHS has the right to receive a commission for two identified potential buyers, if a sale were to be consummated with either one of the two potential buyers. In addition to terminating their contract, the Company and GAHS agreed to exclude any sales of Uniflow from any sales commission that may be due GAHS. On February 9, 2000, the Company sold the machinery, equipment, inventory and business of its Uniflow subsidiary to Alken-Ziegler Livonia, LLC., Livonia, Michigan. The Company would consider any meaningful offer on favorable terms for its Tooling Segment while continuing to operate that segment as an independent and profitable going concern.

RESULTS OF OPERATIONS BY SEGMENT

Management evaluates the performance of its operating segments separately to individually monitor the different factors affecting performance. The Company measures the performance of its operating segments based on net revenue and operating income. Income taxes are managed on a Company-wide basis.

METAL PARTS FORMING SEGMENT
(in thousands)
                                     Three Months Ended
                                     ------------------
                               Dec. 31, 1999    Dec. 31. 1998
                              ---------------  ----------------
                              Amount      %    Amount      %
                              ------    -----  ------    ------

         Net Sales            $ 2,298   100.0  $ 3,858   100.0
         Gross Profit             166     7.2      145     3.8
         Operating expenses       170     7.4      251     6.5
         Operating loss (1)        (4)   (0.2)    (106)   (2.7)

--------------------
(1)  Before interest, bad debt and corporate overhead expense.

         The Metal Parts Forming Segment is comprised of the Company's Uniflow subsidiary. Uniflow currently manufactures transmission shaft parts, truck wheel fasteners and a variety of OEM cold-formed and forged parts. Customers are primarily automotive and trucking-related original equipment manufacturers ("OEM") and service part manufacturers ("after-market").

         Uniflow's sales decreased 40.4% in the current quarter compared to the same period last year. The sales decrease was primarily related to the discontinuation of suspension ball-joint housings and a substantial decline in wheel studs, due to the significant price increases implemented during October 1998

         Uniflow's gross profit was 7.2% of sales in the current quarter compared to 3.8% of sales in the prior year comparative period. The improvement in the current period was due to the ability of management to reduce direct labor, supply and certain other overhead costs and the parts repricing Uniflow instituted in October 1998.

         Operating expenses were 7.4% of sales in the current quarter, compared to 6.5% of sales in the prior comparative period. The increase in percentage is due to the decreased sales volume.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

TOOLING SEGMENT
(in thousands)
                                          Three Months Ended
                                          ------------------
                                   Dec. 31, 1999        Dec. 31. 1998
                                  ----------------     ----------------
                                  Amount       %       Amount       %
                                  ------     -----     ------     -----
         Net Sales (1)            $3,844     100.0     $3,672     100.0
         Gross Profit                983      25.6        783      21.3
         Operating expenses          491      12.8        506      13.8
         Operating profit (2)        492      12.8        277       7.5

--------------------
(1)      Before elimination of intercompany sales.
(2)      Before interest, bad debt and corporate overhead expense.

         The Tooling Segment is comprised of the Form Flow, L&H and Micanol units. The Tooling operations manufacture and sell customized tools and dies for use in the production of hot and cold-formed metal parts.

         Tooling sales increased by 4.7% in the current quarter compared to the same quarter last year. The increase in sales in the current quarter compared to the prior year quarter is primarily attributed to one of Form Flow's larger customers. Sales for L&H and Micanol were down slightly. Management's plan to increase future sales is to reduce the production turnaround time required to complete orders and increase customer contact.

         Tooling gross profit increased to 25.6% of sales in the current period, compared to 21.3% of sales in 1998. The gross profit percentage increased in the current quarter due to the higher sales volume combined with an improved matching of material and direct labor costs to the sales level by management.

         Operating expenses decreased to 12.8% of sales in the current quarter compared to 13.8% of sales in the prior year period. The decrease in the percentage is due to the increase in sales.

CORPORATE EXPENSES

         Unallocated corporate overhead was $336,000 in the current quarter, compared to $405,000 in 1998. The decrease in corporate overhead from 1998 to 1999, primarily reflects lower depreciation costs in the current period and costs incurred in the prior year period for the hiring of an investment banker.

INTEREST EXPENSE

         Interest expense was $91,000 in the current quarter, compared to $215,000 in the prior year period. The decrease in interest expense in 1999 compared to 1998 resulted principally from a reduction of secured debt due to various asset sales for cash and improved cash flows from continuing operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash flows from operations combined with the receipt of the final installment of $1.2 million from the sale of Uniflow's transmission shaft program was sufficient to fund operations through the end of the current quarter as well as allow the Company to accumulate a cash balance of $1.4 million. Management believes that cash on hand, cash flows from continuing operations, collections on notes receivable, and cash or debt relief generated from sales of underutilized assets will be sufficient to fund continuing operations and meet scheduled debt payments through fiscal 2000. Subsequent to the end of the quarter, the Company used $1.5 million of its cash on hand to extinguish a note payable secured by certain capital equipment.

         Net cash provided by operating activities, before changes in working capital items, was $594,000 in the quarter ended December 31, 1999, while working capital changes used $577,000 of cash, for net cash provided by operating activities of $17,000. The working capital use of cash was due primarily to a reduction in accrued liabilities, as well as an increase in inventories and prepaids. In the prior year quarter, net cash provided by operating activities, before changes in working capital items, was $332,000, while working capital changes and discontinued operations used $233,000 in cash, for net cash provided by operating activities of $99,000. The working capital use of cash resulted from a reduction in accounts payable of $918,000, offset by a reduction in inventories of $403,000 and cash provided by discontinued operations of $371,000.

         Net cash provided by investing activities was $1.19 million in the current quarter, of which $1.2 million represented the final installment from the sale of Uniflow's transmission shaft program during September 1999. In the prior year period, net cash provided by investing activities was $2.58 million, of which $2.55 million was from the sale of the remaining Milford machinery, equipment and business.

         Net cash used by financing activities in the current year period, was $298,000 for scheduled debt payments. In the prior year comparative period, net cash used by financing activities was $2.59 million. In the prior year period, continuing operations used $242,000, principally for scheduled debt payments, and discontinued operations used $2.35 million to extinguish secured debt.

YEAR 2000 DATE CONVERSION

         All of the Company's critical systems are running according to plan. The Company did not experience any disruptions in its operations as a result of the Year 2000 date change.

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

SECOM GENERAL CORPORATION
(Registrant)

By:                                                     February 11, 2000
    ----------------------------------------
       Paul D. Clemente
       Vice President

By:                                                     February 11, 2000
     ---------------------------------------
       Scott J. Konieczny
       Chief Financial Officer