Form 10-Q
period 2000-03-31
SECOM GENERAL CORP
filed 2000-05-10
CIK 790375

=============================================================================


                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                       For Quarter Ended March 31, 2000
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

           Title of Class         Number of Shares Outstanding
            Common Stock                1,038,200


=============================================================================




                          SECOM GENERAL CORPORATION
                                  FORM 10-Q
                         QUARTER ENDED MARCH 31, 2000

                                    INDEX

PART I    FINANCIAL INFORMATION                                           Page

Item 1.    Financial Statements
                Consolidated Balance Sheets..................................1
                Consolidated Statements of Operations........................3
                Consolidated Statements of Cash Flows........................4
                Notes to Interim Consolidated Financial Statements...........5
Item 2.    Management's Discussion & Analysis of Financial Condition and
                Results of Operations.......................................11

PART II   OTHER INFORMATION

Item 1.    Legal Proceedings................................................14
Item 2.    Changes in Securities............................................14
Item 3.    Defaults in Securities...........................................14
Item 4.    Submission of Matters to a Vote of Security Holders..............14
Item 5.    Other Information................................................14
Item 6.    Exhibits and Reports on Form 8-K.................................14






                  SECOM GENERAL CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------
                                     ASSETS
                                                 (Unaudited)
                                                Mar. 31, 2000  Sept. 30, 1999
                                                -------------  --------------
Current assets
     Cash and cash equivalents                   $ 2,447,800    $   497,200
     Accounts receivable
         Trade                                     2,408,300      3,272,000
         Other, principally notes                    543,000        525,300
     Inventories                                        --        2,896,500
     Prepaid expenses                                221,500         93,100
     Deferred tax assets                              74,000        105,900
     Real estate and buildings held for sale       2,900,000        834,600
     Property, plant, equipment and inventory
          of discontinued subsidary                4,906,200           --
     Machinery and equipment held for sale              --        1,203,900
                                                 -----------    -----------

Total current assets                              13,500,800      9,428,500

Notes receivable, net of current portion             905,400        975,400

Property, plant and equipment, net                   102,700      6,930,000

Other assets                                          58,000        285,500
                                                 -----------    -----------

Total assets                                     $14,566,900    $17,619,400
                                                 ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.


                  SECOM GENERAL CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
                                                 (Unaudited)
                                                Mar. 31, 2000  Sept. 30, 1999
                                                -------------  --------------
Current liabilities
     Current maturities of secured debt         $    195,700    $  1,073,300
     Accounts payable                                709,900       1,314,400
     Accrued wages and benefits                      606,900         749,400
     Other accrued expenses                          434,000         830,600
     Debt secured by buildings and
         real estate held for sale                 2,447,700            --
     Debt secured by property, plant and
         equipment of discontinued subsidiary         54,400            --
                                                ------------    ------------

Total current liabilities                          4,448,600       3,967,700

Long-term debt obligations                              --         3,527,900

Deferred tax liabilities                                --           401,300
                                                ------------    ------------

Total liabilities                                  4,448,600       7,896,900
                                                ------------    ------------

Stockholders' equity
     Common stock, $.10 par value,
       authorized 10,000,000 shares;
       outstanding 1,038,200 shares                  103,800         104,400
     Additional paid-in capital                   18,736,700      18,757,700
     Accumulated deficit                          (8,722,200)     (9,139,600)
                                                ------------    ------------

Total stockholders' equity                        10,118,300       9,722,500
                                                ------------    ------------

Total liabilities and stockholders' equity      $ 14,566,900    $ 17,619,400
                                                ============    ============

The accompanying notes are an integral part of these consolidated financial statements.


                  SECOM GENERAL CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

-----------------------------------------------------------------------------


                                               Three Months           Six Months
                                              Ended Mar. 31,         Ended Mar. 31,
                                            ------------------     ------------------
                                            2 0 0 0    1 9 9 9     2 0 0 0    1 9 9 9
                                            -------    -------     -------    -------
Revenues                                   $ 329,900  $352,300    $ 668,200  $ 698,000

Costs and expenses:
     Depreciation and interest               165,500   215,400      308,800    411,600
     Salaries and benefits                    93,600    96,800      186,800    230,000
     Professional services                     9,000    73,000       59,200    138,500
     Other                                    (3,700)   41,800       90,300    104,900
                                           ---------  --------    ---------  ---------
Total costs and expenses                     264,400   427,000      645,100    885,000

Income (loss) from continuing operations
     before income taxes                      65,500   (74,700)      23,100   (187,000)

Income tax (expense) benefit                 (33,600)   (3,400)     (16,800)    23,500
                                           ---------  --------    ---------  ---------

Income (loss) from continuing operations      31,900   (78,100)       6,300   (163,500)

Discontinued operations:
     Income from operations of
         discontinued subsidiaries           416,000   162,100      597,700     46,900
     Loss on disposal of subsidiary,
         net of applicable income tax
         benefit of $93,200                 (186,600)     --       (186,600)      --
                                           ---------  --------    ---------  ---------

Net income (loss)                          $ 261,300  $ 84,000    $ 417,400  $(116,600)
                                           =========  ========    =========  =========

Income (loss) per common share
     (basic and diluted):
         Continuing operations             $    0.03  $  (0.08)   $    0.01  $   (0.16)
         Discontinued operations                0.22      0.15         0.39       0.04
                                           ---------  --------    ---------  ---------
Net Income (loss) per common share         $    0.25  $   0.07    $    0.40  $   (0.12)
                                           =========  ========    =========  =========

The accompanying notes are an integral part of these consolidated financial statements.


                  SECOM GENERAL CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

-----------------------------------------------------------------------------

                                                              Three Months               Six Months
                                                             Ended Mar. 31,             Ended Mar. 31,
                                                          -------------------      ----------------------
                                                          2 0 0 0     1 9 9 9      2 0 0 0        1 9 9 9
                                                          -------     -------      -------        -------
Cash flows from operating activities:
     Net income (loss)                                 $   261,300   $  84,000   $   417,400   $  (116,600)
     Adjustments to reconcile net income (loss) to
       net cash provided by operating activities:
         Depreciation                                      100,100     153,700       200,200       289,100
         Deferred income tax expense (benefit)              33,600       3,400        16,800       (23,500)
         Gain on sale of assets                               --          --            --          (1,000)
         Changes in operating assets and liabilities
           which provided (used) cash:
             Prepaid expenses and other                   (100,800)    (66,600)     (138,200)      (72,800)
             Trade accounts payable                       (157,000)   (175,100)       (6,300)     (230,200)
             Accrued liabilities                          (110,200)   (159,200)     (183,400)       (2,100)
     Net cash provided by discontinued operations          222,300     965,900       (40,400)    1,062,500
                                                       -----------   ---------   -----------   -----------
Net cash provided by operating activities                  249,300     806,100       266,100       905,400
                                                       -----------   ---------   -----------   -----------

Cash flows from investing activities:
     Proceeds from disposal of property, plant
         and equipment                                        --          --            --           2,000
     Net cash provided by discontinued operations        2,414,300      41,100     3,609,400     2,620,400
                                                       -----------   ---------   -----------   -----------
Net cash provided by investing activities                2,414,300      41,100     3,609,400     2,622,400
                                                       -----------   ---------   -----------   -----------

Cash flows from financing activities:
     Net change in bank line of credit                        --      (563,400)         --        (450,600)
     Payments on long-term obligations                    (102,200)    (91,100)     (203,200)     (184,200)
     Retirements of common stock                           (21,600)       --         (21,600)         --
     Net cash used in discontinued operations           (1,502,600)   (317,800)   (1,700,100)   (2,929,700)
                                                       -----------   ---------   -----------   -----------
Net cash used in financing activities                   (1,626,400)   (972,300)   (1,924,900)   (3,564,500)
                                                       -----------   ---------   -----------   -----------

Net increase (decrease) in cash and cash equivalents     1,037,200    (125,100)    1,950,600       (36,700)
Cash and cash equivalents, beginning of period           1,410,600     193,000       497,200       104,600
                                                       -----------   ---------   -----------   -----------
Cash and cash equivalents, end of period               $ 2,447,800   $  67,900   $ 2,447,800   $    67,900
                                                       ===========   =========   ===========   ===========

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

   In the opinion of management, the financial statements as of March 31, 2000 reflect all adjustments (normal recurring accruals) which are necessary to present a fair statement of the results for the period then ended. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K and Annual Report for the fiscal year ended September 30, 1999.

   Consolidation

   The accompanying consolidated financial statements include the accounts of Secom General Corporation and its wholly-owned subsidiaries, Form Flow, Inc., L&H Die, Inc., Micanol, Inc., ("Tooling Segment"); Uniflow Corporation ("Metal Parts Forming Segment"). All significant intercompany accounts and transactions have been eliminated.

   Nature of Business

   Secom General Corporation is a publicly-traded holding company. During the quarter ended March 31, 2000 the Company sold substantially all of the assets of its Metal Parts Forming Segment and signed a definitive purchase agreement for the sale of its Tooling Segment (see Note 2). Upon completion of the anticipated sale of the Tooling Segment the Company's business activities will consist principally of the sale of the remaining real estate and the ongoing collection of promissory notes, receivables and royalties.


   Use of Estimates

   The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Significant estimates include fair value of assets held for sale, realization of tax benefits and tax credit carryforwards.

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

   Revenues

   Revenues consist of management fees from the discontinued operations, real estate rental income, interest and royalty income. The discontinued operations recognize revenues upon shipment of customer products.

   Earnings (Loss) Per Common Share

   Earnings (loss) per share is computed using the weighted average number of common shares outstanding during the year. This statement requires a dual presentation and reconciliation of "basic" and "diluted" per share amounts. Diluted reflects the potential dilution of all common stock equivalents. At March 31, 2000 and 1999 options to purchase 68,200 and 69,200 shares, respectively, were excluded from the computation of earnings per share because the options' exercise prices were greater than the average market price of the common shares. A reconciliation of the denominators used in the basic and diluted share calculation for continuing operations follows for the three and six month periods ended March 31:
                                                   (Unaudited)
                                        Three Months           Six Months
                                    2 0 0 0    1 9 9 9    2 0 0 0     1 9 9 9
                                    -------    -------    -------     -------
Denominator:
  Weighted average shares
    outstanding, basic             1,044,100  1,067,100  1,043,600  1,067,100
  Incremental shares from
    assumed conversion of options       --         --         --         --
                                   ---------  ---------  ---------  ---------
  Weighted average shares
    outstanding, diluted           1,044,100  1,067,100  1,043,600  1,067,100
                                   =========  =========  =========  =========


2. DISCONTINUED OPERATIONS

   Sale of Metal Parts Forming Segment

   On February 9, 2000, the Company sold substantially all of the operating assets, business and properties of its Uniflow subsidiary to Alken-Ziegler Livonia, LLC, ("Alken-Ziegler). The sale was effective as of February 1, 2000. Alken-Ziegler paid approximately $2.4 million in cash and agreed to assume Uniflow's obligations under its collective bargaining agreement with the UAW. In addition, Alken-Ziegler is obligated to pay the Company a commission of 3% on sales made by Alken-Ziegler to certain customers for a period up to five years. The Company acquired Uniflow in September 1991.


   Due to the sale of Uniflow the current and prior periods results of the Metal Parts Forming Segment have been reported as discontinued operations in the accompanying consolidated statements of operations and cash flows. Summarized results of the Metal Parts Forming Segment up to the February 1, 2000 effective date of the disposal are as follows (in thousands):

                                            (Unaudited)
                                   Three Months          Six Months
                               2 0 0 0    1 9 9 9    2 0 0 0    1 9 9 9
                               -------    -------    -------    -------
Net sales                      $   746    $ 3,647    $ 3,045    $ 7,505
Cost of sales                      685      3,301      2,817      6,978
                               -------    -------    -------    -------
Gross profit                        61        346        227        527
Operating expenses                  62        251        231        503
Nonoperating expenses, net          30        175        119        369
                               -------    -------    -------    -------
Loss before income taxes           (31)       (80)      (123)      (346)
Income tax (expense) benefit      --           (4)        38         52
                               -------    -------    -------    -------
Net loss                       $   (31)   $   (84)   $   (85)   $  (294)
                               =======    =======    =======    =======

   The $2.4 million in cash received from the sale was invested in short-term certificates of deposit.

   The assets and liabilities of the discontinued Metal Parts Forming Segment included in the accompanying consolidated balance sheets are as follows (in thousands):

                                                 Unaudited
                                                  Mar. 31,  Sept. 30,
                                                   2000       1999
                                                 ---------  ---------
 Current assets
   Accounts and other receivables                 $  183     $1,365
   Inventory                                                    626
   Prepaids and other                                 36         42
   Machinery & equipment held for sale                        1,204
                                                  ------     ------
Total current assets                                 219      3,237
   Net property, plant and equipment                          2,250
                                                  ------     ------
   Other assets                                      156        277
                                                  ------     ------
Total assets                                         375      5,764
                                                  ------     ------

Current liabilities
   Accounts payable                                             575
   Accrued liabilities                               123        202
                                                  ------     ------
Total current liabilities                            123        777
                                                  ------     ------
Net assets                                        $  252     $4,987
                                                  ======     ======

   Proposed sale of Tooling Segment

   On March 29, 2000 the Company's Board of Directors authorized management to sign a definitive purchase agreement, subject to shareholder approval, to sell substantially all of the operating assets, business and properties of its Tooling Segment to Alken-Ziegler Livonia, LLC and GL Ziegler Investments, LLC. Under the terms of the purchase agreement, the Company would receive approximately $9.6 million in cash, adjusted for specific changes in inventory levels. The Company would retain the accounts receivable as of the closing and would be responsible for the payment of any accounts payable and accrued liabilities as of that date. The Company anticipates netting an additional $1 million from the collection of the accounts receivable and payment of the retained liabilities. Based on the



   March 31, 2000 balance sheet, the Company believes it will recognize a pre-tax gain of approximately $4.7 million on the sale, resulting in a $1.6 million federal income tax liability.

   Based on the above, the current and prior period results of the Tooling Segment have been reported as discontinued operations in the consolidated statements of operations and cash flows. The Company anticipates the Tooling Segment to be profitable through the date of sale and expects to record a gain on the sale if and when realized. Summarized results of the Tooling Segment through March 31, 2000 are as follows (in thousands):

                                                 (Unaudited)
                                      Three Months          Six Months
                                   2 0 0 0    1 9 9 9    2 0 0 0    1 9 9 9
                                   -------    -------    -------    -------
Net sales                          $4,147     $3,985     $7,901     $7,657
Cost of sales                       2,916      2,996      5,663      5,847
                                   ------     ------     ------     ------
Gross profit                        1,231        989      2,238      1,810
Operating expenses                    476        518        954      1,024
Nonoperating expenses, net            132        189        261        381
                                   ------     ------     ------     ------
Income before income taxes            623        282      1,023        405
Income tax expense                    176         36        340         64
                                   ------     ------     ------     ------
Net income                         $  447     $  246     $  683     $  341
                                   ======     ======     ======     ======

   The assets and liabilities of the discontinued Tooling Segment included in the accompanying consolidated balance sheets are as follows (in thousands):

                                                   Unaudited
                                                     Mar. 31,     Sept. 30,
                                                      2000          1999
                                                   ----------     ---------
  Current assets
   Accounts and other receivables                    $2,448        $2,057
   Inventory                                                        2,325
   Prepaids and other                                    24            34

   Property, plant, equipment and inventory
      of discontinued subsidiary                      4,906
                                                     ------        ------
Total current assets                                  7,378         4,416
   Net property, plant and equipment                                1,604
   Net goodwill                                                        98
                                                     ------        ------
Total assets                                          7,378         6,118
                                                     ------        ------

Current liabilities
   Debt                                                  54            74
   Accounts payable                                     687           610
   Accrued liabilities                                  323           244
                                                     ------        ------
Total current liabilities                             1,064           928
                                                     ------        ------
Net assets                                           $6,314        $5,190
                                                     ======        ======


3. PROPERTY, PLANT AND EQUIPMENT, NET

   Property, plant and equipment consists of the following assets at March 31, 2000 and September 30, 1999 (in thousands):

                                (Unaudited)
                               Mar. 31 2000   Sept. 30, 1999       Life
                               ------------   --------------   -------------
Furniture and fixtures           $ 1,072         $ 1,667        3 to 7 years
Building and improvements           --             4,285       3 to 30 years
Land and improvements               --               430
Machinery and equipment             --             9,501       2 to 20 years
Vehicles                            --               156          3 years
                                 -------         -------
Total                              1,072          16,039
Less accumulated depreciation        969           9,109
                                 -------         -------
Net book value                   $   103         $ 6,930
                                 =======         =======

4. SUPPLEMENTAL CASH FLOWS INFORMATION

   Cash payments for interest and income taxes for the three and six months ended March 31, 2000 and 1999, respectively, were (in thousands):

                                                (Unaudited)
                                   Three Months              Six Months
                                2 0 0 0     1 9 9 9     2 0 0 0       1 9 9 9
                                -------     -------     -------       -------
Interest:
  Continuing operations           43           60          111          125
  Discontinued operations         15          147           40          300
Income taxes:
  Continuing operations           --           --           --          --
  Discontinued operations        537           --        1,078          --

   On January 31, 2000, the Company retired the remaining $1.5 million of a note secured by certain capital equipment of the discontinued operations.

   During the quarter ended December 31, 1999, the Company received $1.2 million in satisfaction for amounts included in property, plant and equipment held for sale as of September 30, 1999. The money represented the final installment due the discontinued Metal Parts Forming Segment from the sale of its transmission shaft product line in September 1999.

5. SUBSEQUENT EVENTS

   On April 12, 2000, the Company sold one of its buildings and real estate parcels located in Novi, Michigan. The Company sold the building for $1.2 million and expects to record a pre-tax gain on the sale of between $100,000 and $200,000 in the quarter ended June 30, 2000. After expenses and a payment of $699,000 to satisfy an outstanding mortgage on the building, the Company netted approximately $386,000 in cash.



   In May 2000, the Company anticipates signing an agreement to sell its three remaining buildings and the related real estate located in Novi, Michigan, for $2.75 million cash. After retiring approximately $1.5 million of debt secured by the buildings and real estate and payment of other expenses, the Company anticipates netting $1 million.

   As of May 10, 2000, in accordance with Delaware law, the holders of a majority of the issued and outstanding common stock of Secom executed a Written Consent in Lieu of a Special Meeting approving the sale of substantially all of the operating assets and real estate of the Tooling Segment, pursuant to an Asset Purchase Agreement dated March 29, 2000. Please see Secom's Schedule 14(c) Information Statement dated May 10, 2000 which is incorporated herein by reference. Upon completion of the proposed sale of the Tooling Segment, the Company's Board of Directors anticipates adopting a Plan of Liquidation which would be subject to shareholder approval at an annual meeting expected to be held in August 2000.











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

           In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important factors that could affect the Company's financial performance or could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. Among the factors that could impact the Company's projections or goals with respect to growth and operating results are: changes in the automotive, trucking and construction industries, relations with employees, general economic trends (including inflation and unemployment rates), interest rates, the availability and cost of financing, increases in the cost of materials or shortages in the availability of materials, the ability to control costs in the future, greater than expected decline in sales, increased competition in hiring and retention of employees, the stock market, the ability to obtain price increases or concessions, if and when needed, the inability to secure sources of working capital, the inability to close on the sale of any of the Company's assets or real property, and the condition of the real estate or financial markets.

           The Company cautions that the foregoing list of important factors may not be all-inclusive, and it specifically declines to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of any anticipated or unanticipated events.

           In October 1998, the Company engaged the services of Goldsmith, Agio, Helms and Company, an investment banker, to assist the Company in exploring strategic alternatives for the Company, including a potential sale. The Board of Directors of the Company believed that shareholder value could be maximized by a sale of part or all of the Company and its assets. As part of this effort, during the quarter ended March 31, 2000 the Company's Board of Directors authorized the sale of the Company's Metal Parts Forming Segment, Uniflow, which manufactured cold forged and cold headed parts, and signed a definitive purchase agreement, subject to shareholder approval, for the sale of the Company's Tooling Segment. The Tooling Segment provides perishable tooling for the hot and cold-formed metal parts industries.

            On February 9, 2000, the Company sold substantially all of the operating assets, business and properties of its Uniflow subsidiary to Alken-Ziegler Livonia, LLC, ("Alken-Ziegler). Accordingly, this segment is shown as a discontinued operation and prior period statements of operations and cash flows have been restated to reflect this business disposition. The Company recorded a loss on the sale of ($187,000), net of an applicable income tax benefit of $93,000. Cash proceeds of $2.4 million received on the sale were invested in short term certificates of deposit.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AN RESULTS OF OPERATIONS (Continued)

           On March 29, 2000, the Company's Board of Directors authorized management to sign a definitive purchase agreement, subject to shareholder approval, to sell substantially all of the operating assets, business and properties of its Tooling Segment to Alken-Ziegler Livonia, LLC and GL Ziegler Investments, LLC. Under the terms of the purchase agreement, the Company would receive approximately $9.6 million in cash, adjusted for specific changes in inventory levels. The Company would retain the accounts receivable as of the closing and would be responsible for any accounts payable and accrued liabilities as of that date. The Company anticipates netting an additional $1 million from the collection of the accounts receivable and payment of the retained liabilities. Based on the March 31, 2000 balance sheet, the Company believes it will recognize a pre-tax gain of approximately $4.7 million on the sale, resulting in a $1.6 million federal income tax liability.

           The Company recorded net income of $261,300, or $0.25 per share, for the quarter ended March 31, 2000 compared to net income of $84,000, or $0.07 per share, in the March 31, 1999 quarter. For the six months ended March 31, 2000 the Company recorded net income of $417,400, or $0.40 per share, compared to a net loss of ($116,600), or ($0.12) per share in the prior year period. The net income was primarily due to a substantial increase in the operating results of the discontinued Tooling Segment, as a result of a substantial increase in sales to one of its larger customers. The improvement in the Tooling Segment's results was reduced by the loss incurred on the sale of substantially all of the assets of the Metal Parts Forming Segment.

RESULTS OF OPERATIONS BY SEGMENT

           Due to the sale of the Metal Parts Forming Segment and the pending sale of the Tooling Segment, the Company's only continuing operations are those of the corporate holding company. Upon the anticipated sale of the Tooling Segment the Company's business activities will consist principally of the sale of the remaining real estate and the ongoing collection of promissory notes, receivables and royalties. Income taxes are managed on a Company-wide basis.

CORPORATE EXPENSES

           Although revenues for the quarter ended March 31, 2000 declined by 6.4% over the same quarter last year, the Company recorded an improvement in results from continuing operations in the current period. The decline in revenues was due to a decrease in management fees charged to the discontinued segments, offset by an increase in interest and royalty income. The Company recorded income from continuing operations of $31,900, or $0.03 per share, for the quarter ended March 31, 2000 compared to a loss from continuing operations of ($78,100), or ($0.08) per share, in the March 31, 1999 quarter. For the six month period ended March 31, 2000, the Company recorded income from continuing operations of $6,300, or $0.01 per share, compared to a loss from continuing operations of ($163,500), or ($0.16) per share, in the prior year period. The improvement in results from operations was primarily due to lower professional fees, as a result of the hiring of an investment banker in the prior year period, and reduced depreciation costs.

LIQUIDITY AND CAPITAL RESOURCES

           Net cash provided by operating activities, before changes in working capital items and discontinued operations, was $395,000 in the quarter ended March 31, 2000, while working capital changes used $368,000 of cash and discontinued operations provided $222,000 of cash, for net cash provided by operating activities of $249,000. The cash used by working capital items was greater than the improvement in income from continuing operations. Net cash provided by discontinued operations was due to a decrease in accounts receivable offset by an increase in inventories and a decrease in accounts payable and accrued liabilities.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

           In the prior year comparative quarter, net cash provided by operating activities, before changes in working capital items and discontinued operations, was $241,000, while working capital changes used $401,000 of cash and discontinued operations provided $966,000 of cash, for net cash provided by operating activities of $806,000. The Cash provided by income from continuing operations was insufficient to offset the cash used by working capital items. The cash provided by discontinued operations was principally due to substantial decreases in the accounts receivable and inventory of Uniflow.

           For the six months ended March 31, 2000, net cash provided by operating activities, before changes in working capital items and discontinued operations, was $634,000, while working capital items used $328,000 and discontinued operations used $40,000 in cash, for total cash provided by operations of $266,000. The improvement in income from continuing operations helped to offset the cash used by working capital items. The use of cash by discontinued operations was due to collection of accounts receivable offset by a reduction in accounts payable and accrued liabilities.

           For the six months ended March 31, 1999, net cash provided by operating activities, before changes in working capital items and discontinued operations, was $148,000, while working capital items used $305,000 and discontinued operations provided $1.06 million, for total cash provided by operations of $905,000. The cash provided by income from continuing operations was insufficient to offset the cash used by working capital items. Net cash provided by discontinued operations resulted from a decrease in accounts receivable and inventories, reduced by a decrease in accounts payable and accrued liabilities.

           Net cash provided by investing activities was $2.41 million in the quarter ended March 31, 2000, principally due to the sale of substantially all of the assets of Uniflow. Net cash provided by investing activities was negligible in the prior year quarter.

           For the six months ended March 31, 2000, cash provided by investing activities was $3.61 million, of which $1.2 million represented the final installment due from the sale of Uniflow's transmission shaft program during September 1999 and $2.41 million resulted from the sale of substantially all of the assets of Uniflow. In the prior year comparative period, cash provided by investing activities was $2.62 million, due primarily from the sale of the remaining Milford machinery, equipment and business.

           Net cash used in financing activities was $1.63 million in the quarter ended March 31, 2000, of which $1.5 million was used by discontinued operations for the retirement of a note secured by certain machinery and equipment. Net cash used in financing activities in the prior year quarter was $972,000. Continuing operations reduced borrowings on a bank line of credit by $563,000 and discontinued operations made scheduled principal payments of $318,000.

           For the six months ended March 31, 2000, cash used in financing activities was $1.92 million. Continuing operations used $203,000 for scheduled debt payments while discontinued operations used $1.5 million for the retirement of a note secured by certain machinery and equipment and $200,000 for scheduled debt payments. In the prior year comparative period, cash used in financing activities was $3.56 million. Continuing operations used $451,000 to reduce borrowings on a bank line of credit and made scheduled debt payments totaling $184,000. Discontinued operations used $2.93 million, of which $2.35 million was for extinguishing secured debt related to the sale of Milford's remaining machinery, equipment and business and $580,000 was used for scheduled debt payments.

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

Item 4.    Submission of Matters to a Vote of Securities Holders

           As of May 10, 2000, in accordance with Delaware law, the holders of a majority of the issued and outstanding common stock of Secom executed a Written Consent in Lieu of a Special Meeting approving the sale of substantially all of the operating assets and real estate of the Tooling Segment, pursuant to an Asset Purchase Agreement dated March 29, 2000. Please see Secom's Schedule 14(c) Information Statement dated May 10, 2000 which is incorporated herein by reference.

Item 5.    Other Information

           Not applicable.

Item 6.    Exhibits and Reports on Form 8-K.

           Form 8-K dated February 9, 2000, regarding the sale the Company's Uniflow subsidiary.


                                  SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECOM GENERAL CORPORATION
(Registrant)

By:  /s/ Paul D. Clemente
     -------------------------------------                   May 10, 2000
        Paul D. Clemente
        Vice President

By:  /s/ Scott J. Konieczny
     -------------------------------------                   May 10, 2000
        Scott J. Konieczny
        Chief Financial Officer









