Form 10-Q
period 2000-06-30
SECOM GENERAL CORP
filed 2000-08-11
CIK 790375

===============================================================================

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                         For Quarter Ended June 30, 2000
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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirement for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

          Title of Class                  Number of Shares Outstanding
           Common Stock                            1,029,124


===============================================================================

                            SECOM GENERAL CORPORATION

                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2000

                                      INDEX


PART I            FINANCIAL INFORMATION                                                            Page
                                                                                                   ----

Item 1.           Financial Statements
                       Consolidated Statement of Net Assets (Liquidation Basis)......................1
                       Consolidated Balance Sheet....................................................2
                       Consolidated Statement of Changes in Net
                           Assets (Liquidation Basis)................................................4
                       Consolidated Statements of Operations.........................................5
                       Consolidated Statements of Cash Flows.........................................6
                       Notes to Interim Consolidated Financial Statements............................7
Item 2.           Management's Discussion & Analysis of Financial Condition,
                       Results of Operations and Changes in Net Assets (Liquidation Basis)...........10

PART II           OTHER INFORMATION

Item 1.           Legal Proceedings..................................................................15
Item 2.           Changes in Securities..............................................................15
Item 3.           Defaults in Securities.............................................................15
Item 4.           Submission of Matters to a Vote of Security Holders................................15
Item 5.           Other Information..................................................................15
Item 6.           Exhibits and Reports on Form 8-K...................................................15



                   SECOM GENERAL CORPORATION AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF NET
                    ASSETS IN LIQUIDATION AS OF JUNE 30, 2000



ASSETS:
     Cash and cash equivalents                                               $ 11,589,400
     Accounts receivable                                                        2,220,200
     Real estate and buildings of discontinued Tooling Segment                  1,575,000
     Other assets                                                                  75,900
     Real estate and buildings held for sale Novi, Michigan                     2,488,900
     Notes receivable                                                           1,589,400
                                                                           ---------------
Total assets                                                                 $ 19,538,800
                                                                           ===============

LIABILITIES:
     Accounts payable                                                        $    654,800
     Federal income and Michigan Single Business tax                            1,558,400
     Accrued wages and benefits                                                   638,800
     Accrued other                                                                531,800
     Debt secured by computer equipment                                           141,200
     Debt secured by buildings and real estate
        held for sale                                                           1,652,300
                                                                           ---------------
Total liabilities                                                               5,177,300
                                                                           ---------------

NET ASSETS IN LIQUIDATION                                                      14,361,500
                                                                           ===============

Number of Common shares outstanding                                             1,029,124
                                                                           ===============

NET ASSETS IN LIQUIDATION PER COMMON SHARE                                   $      13.96
                                                                           ===============


                   SECOM GENERAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED BALANCE SHEETS (GOING CONCERN BASIS)


                    ASSETS


                                                                            Sept. 30, 1999
                                                                          ------------------

Current assets
     Cash and cash equivalents                                                    $ 497,200
     Accounts receivable
        Trade                                                                     3,272,000
        Other, principally notes                                                    525,300
     Inventories                                                                  2,896,500
     Prepaid expenses                                                                93,100
     Deferred tax assets                                                            105,900
     Real estate and buildings held for sale                                        834,600
     Property, plant, equipment and inventory of
        discontinued subsidary                                                            -
     Machinery and equipment held for sale                                        1,203,900
                                                                          ------------------

Total current assets                                                              9,428,500

Notes receivable, net of current portion                                            975,400

Property, plant and equipment, net                                                6,930,000

Other assets                                                                        285,500
                                                                          ------------------
Total assets                                                                   $ 17,619,400
                                                                          ==================


The accompanying notes are an integral part of these consolidated financial statements.

                   SECOM GENERAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED BALANCE SHEETS (GOING CONCERN BASIS)


     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                               Sept. 30, 1999
                                                                            -------------------

Current liabilities
     Current maturities of secured debt                                       $  1,073,300
     Accounts payable                                                            1,314,400
     Accrued wages and benefits                                                    749,400
     Other accrued expenses                                                        830,600
     Debt secured by buildings and real estate held for sale                             -
     Debt secured by property, plant and equipment
        of discontinued subsidiary                                                       -
                                                                            ---------------

Total current liabilities                                                        3,967,700

Long-term debt obligations                                                       3,527,900

Deferred tax liabilities                                                           401,300
                                                                            ---------------

Total liabilities                                                                7,896,900
                                                                            ---------------


Stockholders' equity
     Common stock, $.10 par value,
       authorized 10,000,000 shares;
       outstanding 1,038,200 shares                                                104,400
     Additional paid-in capital                                                 18,757,700
     Accumulated deficit                                                        (9,139,600)
                                                                            ---------------


Total stockholders' equity                                                       9,722,500
                                                                            ---------------


Total liabilities and stockholders' equity                                    $ 17,619,400
                                                                            ===============


The accompanying notes are an integral part of these consolidated financial statements.

                   SECOM GENERAL CORPORATION AND SUBSIDIARIES

              UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CHANGES
                IN NET ASSETS (LIQUIDATION BASIS) FOR THE PERIOD
                         MARCH 31, 2000 TO JUNE 30, 2000



     Stockholders equity at March 31, 2000 (going concern, historical cost basis)           $10,118,300

     Increase in net assets from revaluing assets to liquidation basis from going
           concern historical cost basis as of March 31, 2000.                                  903,800

     Gain from the sale of the Tooling Segment's assets, net of applicable
        income taxes of $1,424,000.                                                           2,951,200

     Gain from activities during the wind down period April 1, 2000 through
           June 30, 2000                                                                        282,400

     Gain from the sale of a manufacturing facility, net of applicable income
           taxes of $54,500.                                                                    105,800
                                                                                            ------------
     Net Assets in Liquidation as of June 30, 2000                                          $14,361,500
                                                                                            ============


                   SECOM GENERAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                              (GOING CONCERN BASIS)




                                                               Three Months           Six Months            Nine Months
                                                               Ended Jun. 30         Ended Mar. 31         Ended Jun. 30
                                                                    1999                 2000                   1999
                                                            --------------------  --------------------  --------------------

Revenues                                                              $ 350,100             $ 668,200           $ 1,048,100

Costs and expenses:
     Depreciation and interest                                          196,900               308,800               608,500
     Salaries and benefits                                              102,600               186,800               332,600
     Professional services                                               55,200                59,200               193,700
     Other                                                               66,000                90,300               170,900
                                                            --------------------  --------------------  --------------------
Total costs and expenses                                                420,700               645,100             1,305,700

Loss from continuing operations before
     income taxes                                                       (70,600)               23,100              (257,600)

Income tax benefit                                                       25,500               (16,800)               49,000
                                                            --------------------  --------------------  --------------------

Loss from continuing operations                                         (45,100)                6,300              (208,600)

Discontinued operations:
     Income from operations of
        discontinued subsidiaries                                       181,900               597,700               228,800
     Loss on disposal of subsidiary, net of
        applicable income tax benefit of $93,200                              -              (186,600)                    -
                                                            --------------------  --------------------  --------------------

Net income                                                            $ 136,800             $ 417,400           $    20,200
                                                            ====================  ====================  ====================


Income (loss) per common share
     (basic and diluted):
        Continuing operations                                         $   (0.04)            $    0.01           $     (0.20)
        Discontinued operations                                            0.17                  0.39                  0.21
                                                            --------------------  --------------------  --------------------
Net Income per common share                                           $    0.13             $    0.40           $      0.01
                                                            ====================  ====================  ====================



The accompanying notes are an integral part of these consolidated financial statements.

                   SECOM GENERAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (GOING CONCERN BASIS)


                                                                      Six Months              Nine Months
                                                                     Ended Mar. 30           Ended Jun. 30
                                                                          2000                   1999
                                                                 ----------------------  ----------------------

Cash flows from operating activities:
     Net income                                                          $     417,400            $     20,200
     Adjustments to reconcile net income to net
       cash provided by operating activities:
        Depreciation                                                           200,200                 432,900
        Deferred income tax benefit                                             16,800                  49,000
        Gain on sale of assets                                                       -                  (1,000)
        Changes in operating assets and liabilities
          which provided (used) cash:
           Prepaid expenses and other                                         (138,200)                (56,500)
           Trade accounts payable                                               (6,300)               (203,300)
           Accrued liabilities                                                (183,400)                 32,300
     Net cash provided by discontinued operations                              (40,400)              1,441,000
                                                                 ----------------------  ----------------------
Net cash provided by operating activities                                      266,100               1,714,600
                                                                 ----------------------  ----------------------

Cash flows from investing activities:
     Proceeds from disposal of property, plant
        and equipment                                                                -                   2,000
     Net cash provided by discontinued operations                            3,609,400               3,636,700
                                                                 ----------------------  ----------------------
Net cash provided by investing activities                                    3,609,400               3,638,700
                                                                 ----------------------  ----------------------

Cash flows from financing activities:
     Net change in bank line of credit                                               -              (1,745,000)
     Payments on long-term obligations                                        (203,200)               (280,100)
     Retirements of common stock                                               (21,600)                (18,200)
     Net cash used in discontinued operations                               (1,700,100)             (3,341,800)
                                                                 ----------------------  ----------------------
Net cash used in financing activities                                       (1,924,900)             (5,385,100)
                                                                 ----------------------  ----------------------

Net increase (decrease) in cash and cash equivalents                         1,950,600                 (31,800)
Cash and cash equivalents, beginning of period                                 497,200                 104,600
                                                                 ----------------------  ----------------------
Cash and cash equivalents, end of period                                 $   2,447,800            $     72,800
                                                                 ======================  ======================




The accompanying notes are an integral part of these consolidated financial statements.

         SECOM GENERAL CORPORATION

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


1.       FINANCIAL STATEMENT PRESENTATION

         General

         The consolidated financial statements included herein have been prepared by Secom General Corporation (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. On April 1, 2000 we changed our basis of accounting from the going concern historical cost basis to the liquidation basis of accounting. The primary differences between these methods of accounting are discussed below in Note 2.

         In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements reflect all adjustments required to present fairly its net assets as of June 30, 2000 (liquidation basis), changes in net assets from March 31, 2000 to June 30, 2000 (liquidation basis), balance sheet as of September 30, 1999 (going concern basis), results of operations for the six months ended March 31, 2000 and the three and nine months ended June 30, 1999 (going concern basis) and cash flows for the six months ended March 31, 2000 and nine months ended June 30, 1999 (going concern basis). These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K and Annual Report for the fiscal year ended September 30, 1999.

         Our Board of Directors approved a Plan of Liquidation on July 1, 2000, subject to shareholder approval at our Annual Meeting to be held on August 24, 2000. (For a detailed description of the Plan of Liquidation, please see the Company's Definitive Proxy on Form 14A, dated July 24, 2000, incorporated herein by reference and made a part hereof).

         Background and Reasons for the Plan of Liquidation

         During the fall of 1998, our Board of Directors engaged the investment banking firm of Goldsmith, Agio, Helms Securities, Inc. ("GAHS") to assist us in developing strategic alternatives to increase stockholder value. Our Board initially contacted GAHS because it believed that the value of the Company was greater than the aggregate value of the then trading price of our shares of Common Stock. Among the alternatives discussed with GAHS was a possible merger, sale or similar transaction of the entire Company or its subsidiaries. While other parties expressed an interest in engaging in a transaction with the entire Company, the price proposed by such parties was below what our Board believed was fair market value. GAHS also advised our Board that, because of the different industries represented by our two segments, many potential purchasers would not be interested in purchasing both segments. Therefore, our Board believed it was necessary to pursue other alternatives to accomplish its goal of increasing stockholder value, including selling our assets and properties in separate transactions and ultimately liquidating the Company.

         In August 1999, we entered into a letter of intent with a potential purchaser for the sale of the assets of the Tooling Segment, which was comprised of Form Flow, Inc. ("Form Flow"), L&H Die, Inc. ("L&H"), and Micanol, Inc ("Micanol"). After signing the letter of intent, the potential purchaser asked us for certain concessions on the terms which we were unwilling to provide. The letter of intent also contained certain contingencies that were not satisfied so the letter of intent terminated.

         At the same time, we were negotiating with Alken-Ziegler Livonia, LLC ("Alken-Ziegler") for the sale of the operating assets of the Metal Parts Forming Segment, which was comprised of Uniflow Corporation. We ultimately entered into a letter of intent for that sale in October 1999. When the letter of intent with respect to the Tooling Segment terminated, Alken-Ziegler expressed interest in purchasing the assets of the Tooling Segment. In November 1999, our Board authorized execution of a non-binding letter of intent with Alken-Ziegler for the sale of the assets of the Tooling Segment. At that time, however, we believed that it was in the Company's best interest to focus on closing the sale of the Metal Parts Forming Segment before entering into a definitive agreement for the sale of the assets of the Tooling Segment.

         On February 9, 2000, we sold the operating assets of our Metal Parts Forming Segment to Alken-Ziegler for a purchase price of approximately $2.4 million in cash. Alken-Ziegler also agreed to assume certain liabilities of the Metal Parts Forming Segment. (For a detailed description of that transaction, please see the Company's Form 8-K dated February 9, 2000, incorporated herein by reference and made a part hereof). We then began negotiating with Alken-Ziegler and GL Ziegler Investments, LLC ("GLZ") on the terms of a definitive agreement for the sale of the assets of the Tooling Segment.

         On March 29, 2000, our Board authorized the execution of an Asset Purchase Agreement with Alken-Ziegler and GLZ. On May 10, 2000, the sale of the Tooling Group was approved by the written consent of more than fifty-one (51%) percent of the outstanding shares of our Common Stock. Prior to the closing, Alken-Ziegler assigned its interests under the Asset Purchase Agreement to its affiliate, Alken-Ziegler Tool Company, LLC ("A-Z Tool Company; A-Z Tool Company and GLZ are collectively referred to as "Purchaser"). The sale was completed on June 30, 2000. In connection with the sale of the operating assets of the Tooling Segment, we received a cash purchase price of approximately $8 million on June 30, 2000. We expect to receive a cash payment of approximately $1.6 million for the sale of the real estate on or before August 31, 2000. The Purchaser also agreed to assume certain liabilities of the Tooling Segment. (For a detailed description of that transaction, please see the Company's Information Statement on Form 14C dated May 24, 2000, incorporated herein by reference and made a part hereof).

         In a separate transaction in April 2000, we sold one of our manufacturing facilities in Novi, Michigan for $1.2 million. Our three remaining manufacturing facilities in Novi, Michigan are currently held for sale at an aggregate purchase price of $2.75 million.

         By completing these business sales and, if we are successful in liquidating our remaining assets at their estimated current market values, the Board believes that, after reserving sufficient funds to pay our debts as they come due, the stockholders could, over time, receive a liquidating distribution of approximately $13 per share. Given that the market value of our Common Stock on March 29, 2000 was $4.50 per share (as reported by the NASDAQ Smallcap Market), the Board believes that liquidation is the best alternative in maximizing stockholder value.

2.       SIGNIFICANT LIQUIDATION BASIS OF ACCOUNTING POLICIES

         General

         The liquidation basis of accounting requires that assets and liabilities be valued at their estimated liquidation value. Assets and liabilities that have not been revalued to liquidation value are disclosed as such on the face of the financial statements. In addition, under the liquidation basis of accounting, gains and losses from dispositions of assets are displayed as net amounts versus gross revenue and expenses under the going concern basis of accounting. The primary financial statements required under the liquidation basis of accounting are a Statement of Net Assets and a Statement of Changes in Net Assets.

         Real estate and buildings of discontinued Tooling Segment

         The value of the Romulus, Michigan real estate and buildings is based on a definitive purchase agreement signed with Alken-Ziegler and GL Ziegler Investments, LLC, for approximately $1.64 million, less estimated costs to sell.

         Real estate and buildings held for sale Novi, Michigan

         The value represents an expected selling price of $2.75 million, less estimated costs to sell.

         Costs associated with carrying out the Plan of Liquidation

         All costs including professional fees, interest expense and other administrative costs associated with carrying out the Plan of Liquidation are expensed as incurred.

3.       NET INCOME (LOSS) PER COMMON SHARE

         Earnings (Loss) Per Common Share

         Earnings (loss) per common share is computed using the weighted average number of common shares outstanding during the year. This statement requires a dual presentation and reconciliation of "basic" and "diluted" per share amounts. Diluted reflects the potential dilution of all common stock equivalents. At March 31, 2000 and June 30, 1999 options to purchase 68,200 and 69,200 shares, respectively, were excluded from the computation of earnings per share because the options' exercise prices were greater than the average market price of the common shares. A reconciliation of the denominators used in the basic and diluted share calculation for continuing operations follows for the six month period ended March 31, 2000 and the three and nine month periods ended June 30, 1999:


                                                                               (UNAUDITED)
                                                         SIX MONTHS            THREE MONTHS          NINE MONTHS
                                                            ENDED                 ENDED                 ENDED
                                                        MAR 31, 2000          JUN 30, 1999          JUN 30, 1999
                                                      ------------------    -------------------    -----------------

          Denominator:
          Weighted average shares
             outstanding, basic                               1,043,100              1,064,900            1,066,200
          Incremental shares from
             assumed conversion of options                      -                      -                    -
                                                      ------------------    -------------------    -----------------
          Weighted average shares
             outstanding, diluted                             1,043,100              1,064,900            1,066,200
                                                      ==================    ===================    =================



4.       SUPPLEMENTAL CASH FLOWS INFORMATION

         Cash payments for interest for the six months ended March 31, 2000 and the nine months ended June 30, 1999, respectively, were $151,000 and $616,000. Cash payments for income taxes for the six months ended March 31, 2000 were $1,078,000. No cash was paid for income taxes for the nine months ended June 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, RESULTS OF OPERATIONS AND CHANGES IN NET ASSETS (LIQUIDATION BASIS)

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

         In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important factors that could affect any liquidating distributions to stockholders the Company may pay. Among the factors that could impact the Company's projections or goals with respect to any liquidating distributions are: the methods used by the Board of Directors and management in estimating the value of the Company's property and assets do not, with certainty, result in an exact determination of value nor are they intended to indicate the amount, if any, a stockholder may receive in liquidation, price at which the Company will be able to sell its remaining assets and properties, the rate of inflation, changes in interest rates, the condition of real estate and financial markets, the availability of financing to prospective purchasers, the timing of the sale of our remaining assets, the amount and nature of any unknown contingent liabilities, and the ability to collect our receivables.

         The Company cautions that the foregoing list of important factors may not be all-inclusive, and it specifically declines to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of any anticipated or unanticipated events.

         During the fall of 1998, our Board of Directors engaged the investment banking firm of Goldsmith, Agio, Helms Securities, Inc. ("GAHS") to assist us in developing strategic alternatives to increase stockholder value. Our Board initially contacted GAHS because it believed that the value of the Company was greater than the aggregate value of the then trading price of our shares of Common Stock. Among the alternatives discussed with GAHS was a possible merger, sale or similar transaction of the entire Company or its subsidiaries. While other parties expressed an interest in engaging in a transaction with the entire Company, the price proposed by such parties was below what our Board believed was fair market value. GAHS also advised our Board that, because of the different industries represented by our two segments, many potential purchasers would not be interested in purchasing both segments. Therefore, our Board believed it was necessary to pursue other alternatives to accomplish its goal of increasing stockholder value, including selling our assets and properties in separate transactions and ultimately liquidating the Company.

         On February 9, 2000, we sold the operating assets of our Metal Parts Forming Segment to Alken-Ziegler for a purchase price of approximately $2.4 million in cash. Alken-Ziegler also agreed to assume certain liabilities of the Metal Parts Forming Segment. (For a detailed description of that transaction please see the Company's Form 8-K dated February 9, 2000, incorporated herein by reference and made a part hereof). We then began negotiating with Alken-Ziegler and GL Ziegler Investments, LLC ("GLZ") on the terms of a definitive agreement for the sale of the assets of the Tooling Segment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, RESULTS OF OPERATIONS AND CHANGES IN NET ASSETS (LIQUIDATION BASIS) (CONTINUED)

         On March 29, 2000, our Board authorized the execution of an Asset Purchase Agreement with Alken-Ziegler and GLZ. On May 10, 2000, the sale of the Tooling Group was approved by the written consent of more than fifty-one (51%) percent of the outstanding shares of our Common Stock. Prior to the closing, Alken-Ziegler assigned its interests under the Asset Purchase Agreement to its affiliate, Alken-Ziegler Tool Company, LLC ("A-Z Tool Company; A-Z Tool Company and GLZ are collectively referred to as "Purchaser"). The sale was completed on June 30, 2000. In connection with the sale of the operating assets of the Tooling Segment, we received a cash purchase price of approximately $8 million on June 30, 2000. We expect to receive a cash payment of approximately $1.6 million for the sale of the real estate on or before August 31, 2000. The Purchaser also agreed to assume certain liabilities of the Tooling Segment. (For a detailed description of that transaction, please see the Company's Information Statement on Form 14C dated May 24, 2000, incorporated herein by reference and made a part hereof).

         In a separate transaction in April 2000, we sold one of our manufacturing facilities in Novi, Michigan for $1.2 million. Our three remaining manufacturing facilities in Novi, Michigan are currently held for sale at an aggregate purchase price of $2.75 million.

         By completing these business sales and, if we are successful in liquidating our remaining assets at their estimated current market value, the Board believes that, after reserving sufficient funds to pay our debts as they come due, the stockholders could, over time, receive a liquidating distribution of approximately $13 per share. Given that the market value of our Common Stock on March 29, 2000 was $ 4.50 per share (as reported by the NASDAQ Smallcap Market), the Board believes that liquidation is the best alternative in maximizing stockholder value. Therefore our Board of Directors adopted a plan of liquidation on July 1, 2000, subject to shareholder approval.

                       SUMMARY OF THE PLAN OF LIQUIDATION

CESSATION OF BUSINESS ACTIVITIES

         Pursuant to the Plan, after the filing of the certificate of dissolution (the "Effective Date"), we will not engage in any business activities except for the purpose of preserving the value of our assets, prosecuting and defending suits by or against us, adjusting and winding up our business and affairs, selling and liquidating our properties and assets and making distributions to stockholders in accordance with the Plan.

LIQUIDATION OF ASSETS

         After the Effective Date, as provided for in the Plan, we will sell, transfer, or otherwise dispose of all of our property and assets, including our intellectual property and other intangible assets, to the extent, for such consideration and upon such terms and conditions as our Board of Directors deems expedient and in the best interests of the Company, its creditors and stockholders, without the requirement of further vote or action by you. Our remaining assets and properties may be sold in bulk to one buyer or a small number of buyers or on a piecemeal basis to numerous buyers. We will not be required to obtain appraisals or other third party opinions as to the value of our properties and assets in connection with the liquidation. As part of the liquidation of our property and assets, we will collect, or make provision for the collection of, all accounts receivable, debts and claims owing to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, RESULTS OF OPERATIONS AND CHANGES IN NET ASSETS (LIQUIDATION BASIS) (CONTINUED)

CERTIFICATE OF DISSOLUTION

         Once the liquidation of our property and assets is substantially completed (as determined by our Board of Directors) or such earlier time as the Board of Directors determines, in its discretion, to be appropriate, the officers of the Company will execute and file with the Secretary of State of the State of Delaware, a certificate of dissolution.

PAYMENT OF DEBTS

         Prior to making any distributions to our stockholders, we will pay, or as determined by the Board of Directors, make reasonable provision to pay, all our claims and obligations, including all contingent, conditional or unmatured claims known to us. Following the Effective Date, the Board of Directors may establish a contingency reserve (the "Contingency Reserve") and set aside into the Contingency Reserve such amounts of our cash or property as our Board of Directors, in its discretion, determines is sufficient to account for unknown events, claims, contingencies and expenses incurred in connection with the collection and defense of our property and assets and the liquidation and dissolution provided for in the Plan. Following the payment, satisfaction or other resolution of all such events, claims, contingencies and expenses, any amounts remaining in the Contingency Reserve shall be distributed in accordance with the Plan.

DISTRIBUTIONS TO STOCKHOLDERS

         Following the payment or the provision for the payment of our claims and obligations, we will distribute pro rata to the holders of the Common Stock all of our remaining property and assets, in one or a series of distributions.

RECORD DATE AND RESTRICTIONS ON TRANSFER OF SHARES

         The Company will close its stock transfer books and discontinue recording transfers of Common Stock at the close of business on the record date fixed by the Board for the Dissolution Distribution (the "Dissolution Record Date"). Thereafter, certificates representing the Common Stock shall not be assignable or transferable on the books of the Company except by will, intestate succession or operation of law. The proportionate interests of all of the stockholders of the Company shall be fixed on the basis of their respective stock holdings at the close of business on the Record Date, and, after the Record Date, any distributions made by the Company shall be made solely to the stockholders of record at the close of business on the Record Date, except as may be necessary to reflect subsequent transfers recorded on the books of the Company as a result of any assignments by will, intestate succession or operation of law.

         For a detailed description of the Plan of Liquidation, please see the Company's Definitive Proxy on Form 14A, dated July 24, 2000, incorporated herein by reference and made a part hereof.

                         LIQUIDATION BASIS OF ACCOUNTING

         The Company adopted the liquidation basis of accounting on April 1, 2000. The liquidation basis of accounting requires that assets and liabilities be valued at their estimated liquidation value. Assets and liabilities that have not been revalued to liquidation value are disclosed as such on the face of the financial statements. In addition, under the liquidation basis of accounting, gains and losses from dispositions of assets are displayed as net amounts versus gross revenue and expenses under the going concern basis of accounting. The primary financial statements required under the liquidation basis of accounting are a Statement of Net Assets and a Statement of Changes in Net Assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, RESULTS OF OPERATIONS AND CHANGES IN NET ASSETS (LIQUIDATION BASIS) (CONTINUED)

         The Company believes that the going concern historical cost basis undervalued the proceeds the Company would receive from the sale of its remaining real estate and buildings. As a result, the Company increased the value of the real estate and buildings by $904,000. The Company expects that accounts receivable, other assets, notes receivable, accounts payable, accrued wages and benefits and accrued other will be settled at their going concern basis carrying values and accordingly they have not been adjusted based upon the change to the liquidation basis of accounting. Secured debt is recorded in accordance with its contractual terms and no adjustments have been made as a result of the change to liquidation basis of accounting.

CHANGES IN NET ASSETS FOR THE PERIOD MARCH 31, 2000 TO JUNE 30, 2000

         The increase in net assets in liquidation of approximately $4.2 million was due primarily to gains, net of income taxes, on asset sales of approximately $3.1 million and increases in net asset values, as a result of the Company adopting liquidation basis of accounting, of $904,000. The Company recorded a gain of approximately $2.9 million, net of applicable income taxes of approximately $1.4 million, from the sale of the operating assets of the Tooling Segment. A gain of $106,000, net of applicable income taxes of $55,000, was recognized from the sale of a building and its related real estate located in Novi, Michigan. The Company recognized an increase of $904,000 in net assets as it revalued its remaining real estate and buildings located in Romulus, Michigan and Novi, Michigan. The $904,000 increase was based on anticipated selling prices less estimated costs to sell.

         The Company expects that accounts receivable, other assets, notes receivable, accounts payable, accrued wages and benefits and accrued other will be settled at their going concern basis carrying values and accordingly they have not been adjusted based upon the change to the liquidation basis of accounting. All costs including professional fees, interest expense and other administrative costs associated with carrying out the Plan of Liquidation are expensed as incurred.

THREE MONTHS ENDED JUNE 30, 2000 AND 1999

         As discussed above the Company adopted the liquidation basis of accounting effective April 1, 2000. Under the liquidation basis of accounting no income statement is presented and therefore there is no comparison of the results of operations with the three months ended June 30, 1999. Discussed below are some of the significant events that transpired during the three months June 30, 2000.

         The Company recognized an approximately $2.9 million gain, net of approximately $1.4 million of applicable income taxes, on the sale of the operating assets of the Tooling Segment. Additionally, the Company recorded a gain of $106,000, net of $55,000 of applicable income taxes, on the sale of a building and its related real estate located in Novi, Michigan. During the period form April 1, 2000 until June 30, 2000 the Company recorded a gain of approximately $282,000, primarily from the winding down of the Tooling Segments operations before their sale on June 30, 2000.

SIX MONTHS ENDED MARCH 31, 2000 AND NINE MONTHS ENDED JUNE 30, 1999.

         Revenues for the six months ended March 31, 2000 (the "operating period") of $668,000 were 36% lower than $1.05 million for the nine months ended June 30, 1999. Expenses were $645,000 for the six months ended March 31, 2000, 51% lower than the $1.31 million recorded during the nine months ended June 30, 2000. The decrease in revenues and expenses is primarily due to the Company's adoption of liquidation basis accounting as of April 1, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, RESULTS OF OPERATIONS AND CHANGES IN NET ASSETS (LIQUIDATION BASIS) (CONTINUED)

                         LIQUIDITY AND CAPITAL RESOURCES

         On July 1, 2000 our Board of Directors approved, subject to shareholder approval, a Plan of Liquidation. As part of the Plan of Liquidation, the Company will liquidate our remaining property and assets, we will collect, or make provision for the collection of, all accounts receivable, debts and claims owing to the Company. Prior to making any distributions to our stockholders, we will pay, or as determined by the Board of Directors, make reasonable provision to pay, all our claims, expenses, and obligations, including all contingent, conditional or unmatured claims and known to us. Following the Effective Date, the Board of Directors may establish a contingency reserve (the "Contingency Reserve") and set aside into the Contingency Reserve such amounts of our cash or property as our Board of Directors, in its discretion, determines is sufficient to account for unknown events, claims, contingencies and expenses incurred in connection with the collection and defense of our property and assets and the liquidation and dissolution provided for in the Plan. Following the payment, satisfaction or other resolution of all such events, claims, contingencies and expenses, any amounts remaining in the Contingency Reserve shall be distributed in accordance with the Plan.

         Our Board of Directors will determine, in its sole discretion and in accordance with applicable law, the timing of, the amount, the kind of and the record dates for all distributions made to stockholders. Although our Board of Directors has not established a firm timetable for distributions to stockholders, after the Plan of Liquidation has been approved, our Board will, subject to exigencies inherent in winding up our business, make such distributions as promptly as practicable.

         Because of the uncertainties as to the precise net realizable value of our assets and the ultimate amount of our liabilities, it is not possible to predict with certainty the aggregate net values that will ultimately be distributed to our stockholders or the timing of such distributions. Based upon information presently available to us, we believe our stockholders could, over time, receive proceeds from a liquidation of approximately $13 per common share with the initial distribution approximating $10 per common share. We currently anticipate that our Board will set a record date for the first distribution of liquidation proceeds in or around October 2000 with the majority of the remaining liquidation proceeds distributed over a period of three and one-half (3 1/2) years.

                            PART II OTHER INFORMATION


Item 1.  Legal Proceedings

         Not applicable.

Item 2.  Changes in Securities

         Not applicable.

Item 3.  Defaults in Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Securities Holders

         As of May 10, 2000, in accordance with Delaware law, the holders of a majority of the issued and outstanding common stock of Secom executed a Written Consent in Lieu of a Special Meeting approving the sale of substantially all of the operating assets and real estate of the Tooling Segment, pursuant to an Asset Purchase Agreement dated March 29, 2000. Please see Secom's Form 14C Information Statement dated May 10, 2000, which is incorporated herein by reference.

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         Form 8-K dated July 14, 2000, regarding the sale the Company's Tooling Segment.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECOM GENERAL CORPORATION
(Registrant)

By: /s/ Paul D. Clemente                   August 11, 2000
    --------------------------------
       Paul D. Clemente
       Vice President

By: /s/ Scott J. Konieczny                 August 11, 2000
    --------------------------------
        Scott J. Konieczny
        Chief Financial Officer

                                 Exhibit Index


Exhibit No.                   Description
-----------                   -----------
    27                        Financial Data Schedule