Form 10-K405
period 2000-09-30
SECOM GENERAL CORP
filed 2000-12-21
CIK 790375

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 2000
                         Commission file number 0-14299

                            SECOM GENERAL CORPORATION
             (exact name of registrant as specified in its charter)


                 DELAWARE                                 87-0410875
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
              or organization)


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

As of December 11, 2000, 999,860 shares of the Registrant's Common Stock were outstanding and the aggregate market value of such Common Stock held by non-affiliates (based on the closing price on that date as reported on the NASDAQ SmallCap Market System was approximately $1,423,284.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                TABLE OF CONTENTS

                                     PART I

                                                                                                               PAGE

Item 1.      Business........................................................................................3

Item 2.      Properties......................................................................................6

Item 3.      Legal Proceedings...............................................................................7

Item 4.      Submission of Matters to a Vote of Security Holders.............................................7

                                                    PART II

Item 5.      Market for Registrant's Common Equity and Related
             Stockholder Matters.............................................................................7

Item 6.      Selected Financial Data.........................................................................8

Item 7.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations.............................................................9

Item 8.      Financial Statements and Supplementary Data....................................................11

Item 9.      Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure............................................................12

                                                   PART III

Item 10.     Directors and Executive Officers of the Registrant.............................................12

Item 11.     Executive Compensation.........................................................................13

Item 12.     Security Ownership of Certain Beneficial Owners and
             Management.....................................................................................17

Item 13.     Certain Relationships and Related Transactions.................................................19

                                                    PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports
             on Form 8-K....................................................................................19


                                     PART I

ITEM 1. BUSINESS.

GENERAL

         Secom General Corporation, a Delaware corporation ("Secom" or the "Company") is a holding company with the following wholly owned subsidiaries:

Metal Parts Forming Segment:

         - Uniflow Corporation ("Uniflow") acquired in 1991 and substantially all of the operating assets were sold in February 2000

Tooling Segment:

         -    Form Flow, Inc. ("Form Flow") acquired in 1987

         -    L&H Die, Inc. ("L&H") acquired in 1987

         - MIC-Shelf, Inc., formerly known as Micanol, Inc. ("Micanol") acquired in 1990

              Substantially all of the operating assets of each of the forgoing subsidiaries were sold in June 2000.

Production Machining Segment:

         - MMC Manufacturing Corp., formerly known as Milford Manufacturing Corporation ("Milford") acquired in 1996 and in transactions occurring in March, July and October 1998, the Company sold all of the assets of Milford.

         In 1998, the Company's Board of Directors engaged an investment banking firm to assist the Company in developing strategic alternatives to maximize shareholder value. Among the alternatives discussed and ultimately pursued was a sale of the Company's operating assets and properties in separate transactions resulting in the liquidation of the Company.

         On February 9, 2000, the operating assets of the Metal Parts Forming Segment were sold to Alken-Ziegler Livonia, LLC ("Alken-Ziegler") for a purchase price of approximately $2.4 million in cash and Alken-Ziegler agreed to assume certain liabilities of the Metal Parts Forming Segment.

         On June 30, 2000, the Company sold substantially all of the operating assets of the Tooling Segment to Alken-Ziegler Tool Company (the "Tool Company"), and GL Ziegler Investments, LLC ("GLZ"and the "Tool Company" are collectively referred to as "Purchaser") for a purchase price of approximately $9.6 million. Approximately $8 million was received in cash on June 30, 2000 with the balance paid in cash on August 31, 2000. The Purchaser also agreed to assume certain liabilities of the Tooling Segment. The sale of the Tooling Segment was approved by the written consent of more than fifty-one (51%) percent of the outstanding shares of the Company's common stock on May 10, 2000.

         With the recommendation of Secom's Board of Directors, the Company's shareholders approved a Plan of Liquidation on August 24, 2000. Under its Plan of Liquidation, over approximately a three year period the Company will distribute to its shareholders, on a pro rata basis, all of its remaining property and assets, after payment of or the provision for the payment of claims and obligations. The Company paid an initial liquidating distribution of $11.55 per share on October 31, 2000 from available cash.

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

EXECUTIVE OFFICERS OF THE COMPANY

         The executive officers of the Company (who serve as such at the pleasure of the Board of Directors), their ages and the position or office held by each, are as follows:

        Name                        Age        Positions with the Company

Robert A. Clemente...........       47         Chairman of the Board since 1994
                                               and Director since 1993

Paul D. Clemente..............      37         Vice President since 1997 and
                                               Member of the Operating
                                               Committee since June 1998

Scott J. Konieczny............      35         Chief Financial Officer since
                                               October 1998,Secretary/Treasurer
                                               since June 1998 and Member of
                                               the Operating Committee since
                                               April 1999

         Since June 1998, the Company has operated under a Board appointed operating committee, which fulfills the duties of the Company's president. Currently the operating committee is comprised of Paul Clemente and Scott Konieczny.

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

         The methods used by the Board of Directors and management in estimating the value of the Company's property and assets do not, with certainty, result in an exact determination of value nor are they intended to indicate the amount, if any, a stockholder may receive in liquidation. The amount of liquidation proceeds depends largely on factors beyond the Company's control, including, without limitation, the price at which the Company will be able to sell its remaining assets and properties, the rate of inflation, changes in interest rates, the condition of the real estate and financial markets, the availability of financing to prospective purchasers, the amount and nature of any unknown contingent liabilities and the ability to collect its receivables.

         The Company cautions that the foregoing list of important factors may not be all-inclusive, and it specifically declines to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of any anticipated or unanticipated events.

METAL PARTS FORMING SEGMENT

  General

         The Metal Parts Forming Segment was comprised of Uniflow. The operating assets of the Metal Parts Forming Segment were sold on February 9, 2000 to Alken-Ziegler pursuant to an Asset Purchase Agreement dated as of February 1, 2000 among Alken-Ziegler, as purchaser, and the Company and Uniflow, as sellers. Alken-Ziegler paid a purchase price of approximately $2.4 million in cash and agreed to assume Uniflow's obligations under its collective bargaining agreement with the UAW. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a detailed description of the transaction.

         Prior to its sale, the Metal Parts Forming Segment primarily manufactured automotive and truck parts from steel bar, coil and tubing using cold forging and forming machines and various types of secondary machining, such as threadrolling and piercing equipment.

  Employees

         As of September 30, 2000, Uniflow had no employees compared to 83 full-time employees in the prior year.

TOOLING SEGMENT

  General

         The Company's Tooling Segment was comprised of Form Flow, L&H and Micanol. On March 29, 2000, the Company executed an Asset Purchase Agreement with Alken-Ziegler and GLZ. On May 10, 2000, the sale of the Tooling Group was approved by the written consent of more than fifty-one (51%) percent of the outstanding shares of the Company's Common Stock. The sale was completed on June 30, 2000. In connection with the sale of the operating assets of the Tooling Segment, the Company received a cash purchase price of approximately $8 million on June 30, 2000. On August 31, 2000 the Company received approximately $1.6 million from the sale of the Tooling Segment's real estate. The Purchaser also agreed to assume certain liabilities of the Tooling Segment. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a detailed description of the transaction.

         Prior to its sale the Tooling Segment manufactured close tolerance tooling for the hot and cold metal forming industry. Hot and cold metal forming companies typically make metal parts from steel coil that is automatically fed through various stations on a "header" forming machine. A header machine cuts steel coil and moves it through each die station progressively, using tool inserts to form the part. Tool life is dependent on the type of material used to make the part, as well as the size and shape of the part, among other things.

Employees

         As of September 30, 2000, the Tooling Segment had no employees compared with 131 full-time employees in the prior year.

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

ITEM 2. PROPERTIES.

         The Company's mailing address is 46035 Grand River Avenue, Novi, Michigan 48374. Secom owns three buildings and approximately six acres of land, which previously housed Uniflow's operations, and which are being held for sale. The buildings are described as follows: (1) 12,400 square feet at 46001 Grand River Avenue, (2) 16,700 square feet at 46035 Grand River Avenue and (3) 32,000 square feet at 46039 Grand River Avenue.

ITEM 3. LEGAL PROCEEDINGS.

         The Company is involved in various legal proceedings arising in the normal course of business. In the opinion of management, based on the opinion of counsel, the outcome of such litigation is not expected to have a material adverse effect on the Company's consolidated financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company held its Annual Meeting of Stockholders on August 24, 2000, at which time the following proposals were voted on:

         1.  To approve and adopt the Plan of Liquidation and Dissolution:

                Votes:   For 622,975   Against 1,944   Broker non-votes  307,689

         2. To elect Robert Clemente, Gregory Adamczyk, Rocco Pollifrone and Richard Thompson directors to serve until the next Annual Meeting of Stockholders or until their successors are duly elected:

                Votes:   For 929,049   Against  2,190  Broker non-votes  1,615

         3. To ratify and approve the selection of Rehmann Robson, P.C. as independent auditors for the fiscal year ended September 30, 2000:

                Votes:   For 930,664   Against  573    Broker non-votes    0

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


                   QUARTER ENDED       HIGH TRADE       LOW TRADE
                     12/31/98             4.06             0.31
                      3/31/99             3.13             1.25
                      6/30/99             3.75             1.38
                      9/30/99             5.13             2.50
                     12/31/99             5.25             2.50
                      3/31/00             8.38             2.25
                      6/30/00             9.56             5.06
                      9/30/00            12.19             9.63


         On September 30, 2000 there were approximately 700 nominees/persons of record that held the Company's common stock. Of those listed of record, approximately 497,000 shares were held by brokers and nominees representing an undetermined number of beneficial stockholders.

         Under its Plan of Liquidation, the Company will distribute to its shareholders, on a pro rata basis, all of its remaining property and assets, after payment of or the provision for the payment of claims and obligations. The first distribution of $11.55 per share was paid on October 31, 2000. The Company believes that if it is successful in liquidating its remaining assets at their estimated current market value, stockholders could receive liquidating distributions of approximately $2.00 to $3.00 per share over the next three to four years, in addition to the first distribution of $11.55 per share paid on October 31, 2000.

         As a result of the approval of the Plan of Liquidation and payment of the first liquidating distribution, the Company filed its Certificate of Dissolution with the State of Delaware which will be effective December 31, 2000 and the Company requested that Nasdaq delist the Company's securities from its SmallCap Market System at the close of trading on December 29, 2000. The Company has also directed its transfer agent to close Secom's stock transfer books and to restrict all further transfers of its stock as of the close of trading on December 29, 2000. In conjunction with the filing of its Certificate of Dissolution, the Company has also filed a "No Action Letter" with the Securities and Exchange Commission. The "No Action Letter" requests relief from the periodic reports filing requirements under Sections 13A and 15(d) of the Exchange Act. If the Company's request is granted, the Company will continue to report any material developments relating to its winding-up and dissolution on a Current Report Form 8-K, prior to the date the Company distributes the final distribution to its stockholders pursuant to Delaware law.

ITEM 6. SELECTED FINANCIAL DATA.

         The selected Net Assets in Liquidation data as of September 30, 2000, Changes in Net Assets for the Period April 1, 2000 to September 30, 2000 set forth below are derived from Secom's audited consolidated financial statements. (The Company adopted the liquidation basis of accounting effective April 1, 2000 in anticipation of the Company's liquidation.) As discussed in Item 1. "Business," the Company's shareholders approved a Plan of Liquidation; therefore, prior year financial data is not comparable or meaningful and is not presented. The selected financial data should be read in conjunction with Item
7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of Secom General Corporation and Subsidiaries and the related notes thereto included elsewhere herein. The following data is presented in thousands, except for per share data:


         Net Assets in Liquidation Data:
           Total assets.......................................................$   16,767
           Total liabilities..................................................     2,928
           Net assets in liquidation..........................................    13,839

         Statement of Changes in Net Assets Data:
           Stockholders equity at March 31, 2000 (going concern
             historical cost basis)...........................................    10,118
           Decrease in net assets due to retirements of stock.................      (651)
           Increase in net assets from revaluing assets to liquidation basis from going concern, historical cost basis as of
             April 1, 2000....................................................       361
           Gain from sales of assets and activities during the wind
             down period April 1, 2000 through September 30, 2000                  4,011
           Net assets in liquidation..........................................    13,839


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
              OF OPERATIONS.

         The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

         During the fall of 1998, Secom's Board of Directors engaged the investment banking firm of Goldsmith, Agio, Helms Securities, Inc. ("GAHS") to assist it in developing strategic alternatives to increase stockholder value. Secom's Board initially contacted GAHS because it believed that the value of the Company was greater than the aggregate value of the then trading price of the Company's shares of Common Stock. Among the alternatives discussed with GAHS was a possible merger, sale or similar transaction of the entire Company or its subsidiaries. While other parties expressed an interest in engaging in a transaction with the entire Company, the price proposed by such parties was below what the Board believed was fair market value. GAHS also advised the Board that, because of the different industries represented by our two segments, many potential purchasers would not be interested in purchasing both segments. Therefore, the Board believed it was necessary to pursue other alternatives to accomplish its goal of increasing stockholder value, including selling the Company's assets and properties in separate transactions and ultimately liquidating it.

         In August 1999, the Company entered into a letter of intent with a potential purchaser for the sale of the assets of the Tooling Segment, which was comprised of Form Flow, L&H Die and Micanol. After signing the letter of intent, the potential purchaser asked the Company for certain concessions on the terms which Secom was unwilling to provide. The letter of intent also contained certain contingencies that were not satisfied so the letter of intent terminated.

         At the same time, the Company was negotiating with Alken-Ziegler Livonia, LLC ("Alken-Ziegler") for the sale of the operating assets of the Metal Parts Forming Segment, which was comprised of Uniflow. The Company ultimately entered into a letter of intent for that sale in October 1999. When the letter of intent with respect to the Tooling Segment terminated, Alken-Ziegler expressed interest in purchasing the assets of the Tooling Segment. In November 1999, Secom's Board authorized execution of a non-binding letter of intent with Alken-Ziegler for the sale of the assets of the Tooling Segment. At that time, however, Secom believed that it was in its best interest to focus on closing the sale of the Metal Parts Forming Segment before entering into a definitive agreement for the sale of the assets of the Tooling Segment.

         On February 9, 2000, Secom sold the operating assets of its Metal Parts Forming Segment to Alken-Ziegler for a purchase price of approximately $2.4 million in cash. Alken-Ziegler also agreed to assume certain liabilities of the Metal Parts Forming Segment. The Company then began negotiating with Alken-Ziegler and GL Ziegler Investments, LLC ("GLZ") on the terms of a definitive agreement for the sale of the assets of the Tooling Segment. Secom recognized a loss of approximately $187,000 on the sale, net of an applicable income tax benefit of approximately $93,000.

         On March 29, 2000, the Company's Board authorized the execution of an Asset Purchase Agreement with Alken-Ziegler and GLZ. On May 10, 2000, the sale of the Tooling Segment was approved by the written consent of more than fifty-one (51%) percent of the outstanding shares of Secom's Common Stock. Prior to the closing, Alken-Ziegler assigned its interests under the Asset Purchase Agreement to its affiliate, Alken-Ziegler Tool Company, LLC ("A-Z Tool Company"; A-Z Tool Company and GLZ are collectively referred to as "Purchaser"). The sale was completed on June 30, 2000. In connection with the sale of the operating assets of the Tooling Segment, the Company received a cash purchase price of approximately $8 million on June 30, 2000. The Company received the balance of approximately $1.6 million on August 31, 2000 upon the closing of the sale of the Tooling Segment's real estate to Purchaser. The Purchaser also agreed to assume certain liabilities of the Tooling Segment. The Company recognized a gain from the sale of approximately $3.4 million, net of applicable income taxes of approximately $1.4 million.

         In a separate transaction in April 2000, the Company sold one of its manufacturing facilities in Novi, Michigan for approximately $1.2 million, resulting in a gain of approximately $121,000, net of applicable income taxes of approximately $30,000. The Company's three remaining manufacturing facilities and related real estate in Novi, Michigan are currently held for sale at an aggregate purchase price of $2.7 million. The Company currently receives rental income with respect to these facilities.

         During 1998 the Company sold the remaining machinery, equipment and business of Milford for $4.2 million, of which $1.5 million was received in the form of a note to be paid in four annual installments of $375,000 plus interest. During September 2000, the Company received $715,000 in full settlement of the remaining principal balance of $750,000 outstanding on the note receivable.

         During the "wind down" period, the Company disbursed approximately $651,000 to repurchase approximately 60,000 shares of its common stock, primarily from the Company's

401(k) Plan. The repurchases of stock were in accordance with the terms of the 401(k) Plan. The 401(k) Plan was terminated due to the adoption, by the Company, of the Plan of Liquidation.

         Based on the sales of substantially all of the operating assets of Uniflow and the Tooling Segment and Secom's Board of Directors recommendation, the Company's shareholders approved a Plan of Liquidation on August 24, 2000. Under its Plan of Liquidation, the Company will distribute to its shareholders, on a pro rata basis, all of its remaining property and assets, after payment of or the provision for the payment of claims and obligations. The first distribution of $11.55 per share was paid on October 31, 2000. The Company believes that if it is successful in liquidating its remaining assets at their estimated current market value, stockholders could receive liquidating distributions of approximately $2.00 to $3.00 per share over the next three to four years, in addition to the first distribution of $11.55 per share paid on October 31, 2000.

ADOPTION OF LIQUIDATION BASIS OF ACCOUNTING

         As a result of the Company signing an Asset Purchase Agreement on March 29, 2000 to sell substantially all of the operating assets of the Tooling Segment, and the Company's expectation of obtaining from its shareholders formal approval of a plan of liquidation upon the consummation of the sale of the Tooling Segment, the Company adopted the liquidation basis of accounting. Such adoption was effected beginning on April 1, 2000 for administrative convenience coincident with the close of the Company's second fiscal quarter ended March 31, 2000. The Company has presented consolidated statements of operations, stockholders' equity, and cash flows for the period from October 1, 1999 to March 31, 2000, the period of the current fiscal year before the liquidation basis of accounting was adopted. However, as a result of the approval of the Plan of Liquidation, comparative financial information and certain other disclosures are not meaningful and have not been presented. In addition, under the liquidation basis of accounting, gains and losses from dispositions of assets are displayed as net amounts versus gross revenue and expenses under the going concern basis of accounting. The primary financial statements required under the liquidation basis of accounting are a Statement of Net Assets and a Statement of Changes in Net Assets.

CORPORATE

         The Company's Board retained three employees, Robert Clemente, Paul Clemente and Scott Konieczny to facilitate the implementation of the Plan of Liquidation. In addition to payroll and the related benefits expenses for the three employees, the Company will incur interest, professional and general office and administrative expenses. The Company believes much of the implementation will be concluded by March 31, 2001 which will enable it to substantially reduce "wind down" expenses at that time. The Company anticipates that future cash flows from rental and royalty agreements and certificates of deposits are likely to minimize any negative cash flows from the Company during the period up to March 31, 2001 and beyond.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See Item 14(a)(1) for a list of the financial statements included in this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE

       None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following is a listing of the members of the Board of Directors of the Company and includes information regarding the individual's age, principal occupation, other business experience, directorships in other publicly-held companies and term of service with the Company. Directors are elected at each Annual Meeting of Stockholders or until his successor is elected and qualified. Information regarding executive officers is included under Item 1. "Business" pursuant to General Instruction G.


NAME AND AGE                    POSITION AND PRINCIPAL OCCUPATION


Robert A. Clemente, 47     Director of the Company since December 1993 and
                           Chairman since December 1994, Mr. Clemente also served as President and Chief Executive Officer of the Company from December 1993 through May 1998. Mr.
                           Clemente is an attorney and certified public accountant and, since September 1999, Of Counsel to the law firm of Hardy, Lewis and Page, PC, Birmingham, Michigan, where he had also been Of
                           Counsel from December 1993 to December 1996. From
                           January 1997 through August 1999, Mr. Clemente was Of
                           Counsel to the firm of Munro & Munro, PC, Troy,
                           Michigan. Mr. Clemente specializes in corporate, commercial and tax law.


Gregory Adamczyk, 46       Director of the Company since December 1993.
                           President and owner of Future Planning Corp. since
                           December 1980, Mr. Adamczyk is also Chairman,
                           Director and founder of Forward Planning Corp. Both
                           Future Planning Corp. and Forward Planning Corp. are based in Livonia, Michigan and specialize in manufacturing and engineering, primarily for automotive factories.


Rocco Pollifrone, 43       Director of the Company since December 1993. Since
                           August 1999 Mr. Pollifrone is Chief Executive Officer of Trumark Engineering, Detroit, Michigan. Prior to that, Mr. Pollifrone was President and Chief
                           Executive Officer of Forward Planning Corp. and had been employed there or with affiliated companies for over 20 years in various management positions.


Richard Thompson, 31       Director of the Company since December 1993. Mr.
                           Thompson has been the President and owner of MST
                           Steel Corp., Warren, Michigan since 1998 and was Vice
                           President of MST Steel Corporation since 1991. MST
                           Steel Corp. is a steel service center that warehouses, processes and sells flat-rolled steel, primarily for the automotive industry.

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

                                                        SUMMARY COMPENSATION TABLE


                                                                                     LONG-TERM
                                                                                    COMPENSATION
                                             ANNUAL COMPENSATION                       AWARDS
                                             -------------------                       ------
                                                                      OTHER          SECURITIES
                                                                      ANNUAL         UNDERLYING       ALL OTHER
 NAME AND PRINCIPAL POSITION       YEAR         SALARY     BONUS    COMPENSATION        BONUS         OPTIONS (#)
 ---------------------------       ----         ------     ------   ------------        -----         -----------

Robert A. Clemente
   Chairman of the Board           2000      $   82,000         -          -              -                -
                                   1999         150,000         -          -              -                -
                                   1998         150,000         -          -              -                -

Paul D. Clemente
   Vice President                  2000      $  102,000   $17,500          -              -                -
   and Member of the               1999         100,000     5,800          -              -                -
   Operating Committee

Scott J. Konieczny                 2000        $102,000   $17,500          -              -                -
   Chief Financial                 1999          90,000    12,800          -              -                -
   Officer, Secretary,
   Treasurer and Member
   of the Operating Committee



AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

     The following table provides information on option exercises in fiscal 2000 by the Named Executive Officers and the value of such officers' unexercised options at September 30, 2000.

                                                       NUMBER OF SECURITIES               VALUE OF UNEXERCISED
                                                      UNDERLYING UNEXERCISED              IN THE MONEY OPTIONS
                                                   OPTIONS  AT  FISCAL YEAR END(#)        AT FISCAL YEAR END($)
                                                  ---------------------------------       ---------------------
                              SHARES
                             ACQUIRED    VALUE
NAME                       ON EXERCISE  REALIZED     EXERCISABLE     UNEXERCISABLE    EXERCISABLE     UNEXERCISABLE
----                       -----------  --------     -----------     -------------    -----------     -------------
Robert A. Clemente             -         -             36,000            9,000         $ 88,000          $ 22,000

Paul D. Clemente               -         -              1,600            2,400         $  5,000          $  8,000

Scott J. Konieczny             -         -              1,200              800         $  3,000          $    500



COMPENSATION PURSUANT TO STOCK OPTIONS

         During fiscal 2000, no options were awarded to any of the Company's Named Executive Officers. As of December 11, 2000, no options were outstanding to the Company's Named Executive Officers outside of the 1991 Non-qualified Stock Option Plan.

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

         As of December 11, 2000, no stock options were outstanding to any of the Company's Named Executive Officers, pursuant to the 1991 Plan. During fiscal 2000, no options to purchase shares of Common Stock were awarded to any of the Company's Named Executive Officers.

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

GENERAL

         It is the philosophy of the Committee to ensure that executive compensation is directly linked to continuous improvement in the Company's financial performance and stockholder value. The following objectives represent the underlying principles that support all compensation decisions:

- Allow the Company to attract and retain quality professional talent among its executive officer group by establishing executive compensation that is competitive within its industry peer group.

- Integrate compensation practices that promote the successful execution of the Company's long-term plans and goals.

- Encourage Company stock ownership by its executive officers and enhance stockholder value through periodic stock option awards or other stock-based compensation arrangements.

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

FISCAL 2000 COMPENSATION CONCERNING CHIEF EXECUTIVE OFFICER

         Since June 1998, the Company has operated under a Board appointed Operating Committee, which fulfills the duties of the Company's president. Currently, the Operating Committee is comprised of Paul Clemente and Scott Konieczny. The Compensation Committee considers the performance of each individual member of the Operating Committee as well as the performance of the Company as a whole in determining the compensation of each member of the Operating Committee. Since each member of the Operating Committee is also an officer of the Company, the Board awarded each member nominal additional compensation commensurate with the additional responsibilities of the Operating Committee. In addition, during fiscal 2000, Robert Clemente performed several special projects for the Company as well as the duties of Chairman of the Board. In consideration of Mr. Clemente performing the various special projects, the Compensation Committee set Mr. Clemente's annual salary at $75,000 in November 1999.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Both members of the Compensation Committee are Directors. There were no interlocks of executive officers or Board Members of the Compensation or equivalent Committee of another entity, which has any executive officers serving on the Compensation Committee of the Company. No executive officer of the Company serves as a director of another entity, one of whose executive officers served on the Compensation Committee of the Company. No executive officer of the Company served as a member of the Compensation Committee of another entity, one of whose executive officers served as a director of the Company. See also Item
13. "Certain Relationships and Related Transactions" herein.

COMPANY PERFORMANCE

          The following graph depicts a five (5) year comparison of cumulative total returns, assuming $100 was invested on September 30, 1995 in (a) Secom's Common Stock; (b) the NASDAQ Stock Market - U.S. (as a broad equity market index) and (c) the NASDAQ non-financial index (as a peer group index utilizing a published industry index).

                 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
                        AMONG SECOM GENERAL CORPORATION,
    THE NASDAQ STOCK MARKET (U.S.) INDEX AND THE NASDAQ NON-FINANCIAL INDEX

                                  [LINE GRAPH]




                                                                         Cumulative Total Return
                                                  ------------------------------------------------------------------
                                                     9/95       9/96       9/97       9/98       9/99       9/00
                                                     ----       ----       ----       ----       ----       ----
Secom General Corporation...............             100         88         75         13         21         78
NASDAQ Stock Market (U.S.)..............             100        119        163        165        270        359
NASDAQ Non-financial....................             100        117        157        157        268        365



* $100 INVESTED ON 9/30/95 IN STOCK OR INDEX-
INCLUDING REINVESTMENT OF DIVIDENDS.
FISCAL YEAR ENDING SEPTEMBER 30.


OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 12. SECURITY

 PRINCIPAL STOCKHOLDERS

          The following table sets forth certain information with respect to those persons who are known by management of the Company to have been a beneficial owner of more than five (5%) percent of the Company's outstanding Common stock as of the December 11, 2000.




          NAME AND ADDRESS                            AMOUNT AND NATURE OF
         OF BENEFICIAL OWNER                          BENEFICIAL OWNERSHIP            PERCENT OWNED (1)
         -------------------                          --------------------            -----------------
     Manubusiness Opportunities, Inc.
     c/o 24417 Groesbeck Highway
     Warren, Michigan  48089...............            326,085(1)                         32.61%

     John Cocke
     46657 Arboretum
     Plymouth, Michigan  48170.............             53,146                             5.31%


-------------------------
(1) Three Stockholders of Manubusiness Opportunities, Inc. ("MOI"), Gregory Adamczyk, Rocco Pollifrone and Richard Thompson, are Directors of Secom.

SECURITY OWNERSHIP OF MANAGEMENT

          The following table sets forth information with respect to the beneficial ownership of shares of the Company's Common stock by the present Directors and Named Executive Officers of the Company.


                                               NUMBER OF SHARES BENEFICIALLY
        NAME                                  OWNED AS OF DECEMBER 11, 2000(1)                PERCENT OWNED (2)
        ----                                  --------------------------------                -----------------

Robert A. Clemente....................               81,847(3)(5)                                   8.19%
Gregory Adamczyk......................               64,238(3)(6)                                   6.42%
Rocco Pollifrone......................               22,826(3)(7)                                   2.28%
Richard Thompson......................              110,570(3)(8)                                  11.06%
Paul D. Clemente......................                4,101(4)                                        *
Scott J. Konieczny....................                3,043(4)                                        *
Current Directors and Officers
as a Group (totaling 6)...............              286,625(9)                                     28.67%


-------------------------
*      Less than 1% of the outstanding shares.

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

(5) Includes 9,708 shares which represents 47.9% of the 20,268 shares beneficially owned by Career Opportunities, a partnership of which Mr. Clemente is a general partner.

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

(9) Shares shown as beneficially owned by more than one Director or officer are included only once in the total.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       During fiscal year 2000, Mr. Clemente provided legal services to MST Steel Corp., which is owned by Director Richard Thompson, and to Forward Planning Corp., whose principal owner and officer is Director Gregory Adamczyk.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)    The following documents are filed as part of this report:


                                                                                                         PAGE
                                                                                                         ----
       Consolidated Financial Statements............................................................     F

       Independent Auditors' Report.................................................................     F-1

       Consolidated Statement of Net Assets in Liquidation as of September 30, 2000.................     F-2

       Consolidated Statement of Changes in Net Assets in Liquidation for
        the Period from April 1, 2000 to September 30, 2000.........................................     F-3

       Consolidated Statement of Operations for the Period from October 1, 1999
        to March 31, 2000...........................................................................     F-4

       Consolidated Statement of Stockholders' Equity for the Period from October 1,
        1999 to March 31, 2000......................................................................     F-5

       Consolidated Statement of Cash Flows for the Period from October 1, 1999
        to March 31, 2000...........................................................................     F-6

       Notes to Consolidated Financial Statements...................................................     F-7



(b)    Reports filed on Form 8-K.
       Form 8-K dated October 2, 2000 regarding the record date and payment amount of the first liquidating distribution.

(c)    Exhibits.
       See the Exhibit Index on the next page.

                                  EXHIBIT INDEX


EXHIBIT                                    DESCRIPTION                                                      PAGE*
-------                                    -----------                                                      -----
2.1            Asset Purchase Agreement dated February 1, 2000
               among Alken-Ziegler, LLC, Uniflow Corporation
               and Secom General Corporation..................................................................2.1*(1)

2.2            Asset Purchase Agreement dated March 29, 2000 among
               Alken-Ziegler Livonia, LLC, GL Ziegler Investments,
               LLC, Form Flow, Inc., L&H Die, Inc. and Secom
               General Corporation............................................................................2.2*(2)

3.1            Certificate of Incorporation of the Company filed with
               the Secretary of State of Delaware on August 25, 1987..........................................3.1*(3)

3.2            Certificate of Merger between the Company and Secom
               General Corporation, a Utah corporation filed with the
               Secretary of State of Delaware in December 1987................................................3.2*(3)

3.3            Certificate of Designation of Rights of the Class A
               Preferred Stock filed with the Secretary of State of
               Delaware in December 1987......................................................................3.3*(3)

3.4            Amendment to Certificate of Incorporation filed on
               August 31, 1990................................................................................3.2*(4)

3.5            Amendment to Certificate of Incorporation filed on
               December 17, 1991..............................................................................3.5*(5)

3.6            Amendment to Certificate of Incorporation filed on
               April 14, 1999.................................................................................3.1*(7)

3.7            Bylaws of the Company..........................................................................3.4*(2)

3.8            Certificate of Dissolution filed on December 8, 2000
               and effective December 31, 2000................................................................E-1

4.1            List of instruments defining the right of security holders.....................................4.1*(6)

10.1           Mortgage, Security Agreement, Assignment of Leases and
               Rents and Fixture Filing between Secom General Corporation and Metlife Capital Financial Corporation.....................................................10.4*(8)

------------
* See the footnotes on the next page to locate these Exhibits.

                                  EXHIBIT INDEX


EXHIBIT                                          DESCRIPTION                                 PAGE*
-------                                          -----------                                 ----

10.2           1991 Nonqualified Stock Option Plan............................................10.27*(9)

10.3           Form of Stock Option Agreement for Options granted
               under the 1991 Non-qualified Stock Option Plan.................................10.28*(9)

22.            Subsidiaries of the Registrant.................................................22   *(10)

23.1           Consent of Rehmann Robson, PC..................................................E-2

27.            Financial Data Schedule

-----------
                  All exhibits that have page numbers followed by an * are incorporated by reference from the filings set forth below. The numbers set forth as page numbers for those exhibits are the exhibit numbers those documents were given in those other filings. All other exhibits are included in this Form 10-K at the page numbers shown.

*(1) Incorporated by reference from the Company's Current Report on Form 8-K dated February 9, 2000.

*(2) Incorporated by reference from Exhibit A to the Company's Information Statement on Schedule 14C dated May 23, 2000.

*(3) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended September 30, 1987.

*(4) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended September 30, 1990.

*(5) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended September 30, 1991.

*(6) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended September 30, 1993.

*(7) Incorporated by reference from the Company's Quarterly Report on Form 10-K for the year ended September 30, 1999.

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





                                        SECOM GENERAL CORPORATION


                                        By:  /s/ Paul D. Clemente
                                             ----------------------
Dated:  December 21, 2000                    Paul D. Clemente
                                        Its: Vice President



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                           TITLE                          DATE
---------                           -----                          ----


Principal Executive
Officers:

/s/ Paul D. Clemente            Vice President               December 21, 2000
-------------------------
Paul D. Clemente

/s/ Scott J. Konieczny          Chief Financial Officer,     December 21, 2000
-------------------------       Secretary & Treasurer
Scott J. Konieczny

Principal Financial and
Accounting Officer:

/s/ Scott J. Konieczny          Chief Financial Officer,     December 21, 2000
------------------------        Secretary and Treasurer
Scott J. Konieczny

Directors:

/s/  Gregory Adamczyk           Director                     December 21, 2000
-------------------------
Gregory Adamczyk

/s/  Robert A. Clemente         Director                     December 21, 2000
-------------------------
Robert A. Clemente

/s/  Rocco Pollifrone           Director                     December 21, 2000
-------------------------
Rocco Pollifrone

/s/  Richard Thompson           Director                     December 21, 2000
-------------------------
Richard Thompson

                            SECOM GENERAL CORPORATION
                                 NOVI, MICHIGAN
                           (IN PROCESS OF LIQUIDATION)


                                  CONSOLIDATED
                              FINANCIAL STATEMENTS


                               FOR THE PERIOD FROM
                                 OCTOBER 1, 1999
                                TO MARCH 31, 2000
                          AND THE PERIOD IN LIQUIDATION
                              FROM APRIL 1, 2000 TO
                               SEPTEMBER 30, 2000

                            SECOM GENERAL CORPORATION
                                 NOVI, MICHIGAN
                           (IN PROCESS OF LIQUIDATION)

                                  CONSOLIDATED
                              FINANCIAL STATEMENTS

                               FOR THE PERIOD FROM
                                 OCTOBER 1, 1999
                                TO MARCH 31, 2000
                          AND THE PERIOD IN LIQUIDATION
                              FROM APRIL 1, 2000 TO
                               SEPTEMBER 30, 2000

                            SECOM GENERAL CORPORATION
                           (IN PROCESS OF LIQUIDATION)

                                TABLE OF CONTENTS


--------------------------------------------------------------------------------

                                                                                                        PAGE
                                                                                                        ----



INDEPENDENT AUDITORS' REPORT                                                                            F-1

CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIOD FROM OCTOBER 1, 1999 TO MARCH
     31, 2000 AND THE PERIOD IN LIQUIDATION FROM APRIL 1, 2000 TO SEPTEMBER 30,
     2000

     Consolidated Statement of Net Assets in Liquidation
         as of September 30, 2000                                                                       F-2

     Consolidated Statement of Changes in Net Assets in Liquidation for
         the Period from April, 1, 2000 to September 30, 2000                                           F-3

     For the Period from October 1, 1999 to March 31, 2000

         Consolidated Statement of Operations                                                           F-4

         Consolidated Statement of Stockholders' Equity                                                 F-5

         Consolidated Statement of Cash Flows                                                           F-6

     Notes to Consolidated Financial Statements                                                         F-7





                          INDEPENDENT AUDITORS' REPORT

                                December 8, 2000




Stockholders and Board of Directors
Secom General Corporation
Novi, Michigan


We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Secom General Corporation for the period from October 1, 1999 to March 31, 2000. In addition, we have audited the consolidated statement of net assets in liquidation as of September 30, 2000, and the related statement of changes in net assets in liquidation for the period from April 1, 2000 to September 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

As described in Note 1 to the consolidated financial statements, the Company entered into an agreement to sell its last remaining operating unit on March 29, 2000, and the Company commenced liquidation proceedings thereafter. As a result, the Company changed its basis of accounting for periods subsequent to March 31, 2000, from the going-concern basis to a liquidation basis.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, Secom General Corporation's results of operations and its cash flows for the period from October 1, 1999 to March 31, 2000, its net assets in liquidation as of September 30, 2000, and the changes in its net assets in liquidation for the period from April 1, 2000 to September 30, 2000, in conformity with generally accepted accounting principles applied on the bases of accounting described in the preceding paragraph.


                                         REHMANN ROBSON, P.C.


Farmington Hills, Michigan
December 8, 2000

                           SECOM GENERAL CORPORATION
                                AND SUBSIDIARIES
                          (in process of liquidation)

              CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION

--------------------------------------------------------------------------------


                                                                                       SEPTEMBER 30
                                                                                         2 0 0 0
                                                                                    -------------------

ASSETS
     Cash and cash equivalents                                                      $       13,397,600
     Accounts receivable
        Trade                                                                                  251,100
        Other, principally notes                                                               350,000
     Buildings and real estate held for sale                                                 2,351,000
     Other assets                                                                              417,600
                                                                                    -------------------

TOTAL ASSETS                                                                        $       16,767,300
                                                                                    ===================



LIABILITIES
     Accounts payable                                                               $          113,100
     Accrued wages and benefits                                                                194,700
     Federal income and Michigan Single Business tax                                           136,400
     Debt secured by computer equipment                                                         55,100
     Debt secured by buildings and real estate held for sale                                 1,602,000
     Other liabilities                                                                         827,300
                                                                                    -------------------

Total liabilities                                                                            2,928,600
                                                                                    -------------------

NET ASSETS IN LIQUIDATION                                                           $       13,838,700
                                                                                    ===================



Number of common shares outstanding                                                            977,900
                                                                                    ===================


NET ASSETS IN LIQUIDATION PER COMMON SHARE                                          $          $ 14.15
                                                                                    ===================








The accompanying notes are an integral part of these consolidated financial statements.

                           SECOM GENERAL CORPORATION
                                AND SUBSIDIARIES
                          (in process of liquidation)

                       CONSOLIDATED STATEMENT OF CHANGES
                        IN NET ASSETS IN LIQUIDATION FOR
              THE PERIOD FROM APRIL 1, 2000 TO SEPTEMBER 30, 2000

--------------------------------------------------------------------------------



Stockholders equity at March 31, 2000 (going concern, historical
     cost basis of accounting)                                                                         $ 10,118,300

Decrease in net assets due to retirements of 60,300 shares of common stock,
     principally occasioned by termination of defined contribution pension plan                            (650,900)

Increase in net assets resulting from revaluing assets to liquidation basis from going
     concern, historical cost basis of accounting as of April 1, 2000                                       361,000

Gain from the sale of the Tooling Segment's assets, net of applicable
     income taxes of $1,453,000 (Note 2)                                                                  3,400,200

Gain from the sale of a manufacturing facility, net of applicable income
     taxes of $30,000                                                                                       120,700

Gain from activities during the "wind down" period from April 1, 2000
     through September 30, 2000                                                                             489,400
                                                                                                       -------------

NET ASSETS IN LIQUIDATION AS OF SEPTEMBER 30, 2000                                                     $ 13,838,700
                                                                                                       =============








The accompanying notes are an integral part of these consolidated financial statements.

                           SECOM GENERAL CORPORATION
                                AND SUBSIDIARIES
                          (in process of liquidation)

                      CONSOLIDATED STATEMENT OF OPERATIONS

--------------------------------------------------------------------------------

                                                                            PERIOD FROM
                                                                          OCTOBER 1, 1999
                                                                                 TO
                                                                           MARCH 31, 2000
                                                                       ----------------------

Revenues                                                                   $       668,200
Costs and expenses:                                                        ----------------
     Depreciation and interest                                                     308,800
     Salaries and benefits                                                         186,800
     Professional services                                                          59,200
     Other                                                                          90,300
                                                                           ----------------

Total costs and expenses                                                           645,100

Income from continuing operations
     before income taxes                                                            23,100

Income taxes                                                                       (16,800)
                                                                           ----------------

Income from continuing operations                                                    6,300

Discontinued operations
     Income from operations of
        discontinued subsidiaries                                                  597,700
     Loss on disposal of subsidiary, net of
        applicable income tax benefit $93,200                                     (186,600)
                                                                           ----------------

NET INCOME                                                                 $       417,400
                                                                           ================

Income per common share
  (basic and diluted):
     Continuing operations                                                 $          0.01
     Discontinued operations                                                          0.39
                                                                           ----------------

NET INCOME PER COMMON SHARE                                                $          0.40
                                                                           ================





The accompanying notes are an integral part of these consolidated financial statements.

                   SECOM GENERAL CORPORATION AND SUBSIDIARIES
                          (in process of liquidation)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

--------------------------------------------------------------------------------


                                               COMMON STOCK                  ADDITIONAL
                                   ---------------------------------          PAID-IN           ACCUMULATED
                                     SHARES              AMOUNT               CAPITAL             DEFICIT             TOTAL
                                   ---------------    --------------  ------------------   -----------------   ------------------

Balance at October 1, 1999            1,044,300       $   104,400     $    18,757,700      $   (9,139,600)     $     9,722,500
  Stock repurchases, net                 (6,100)             (600)            (21,000)                  -              (21,600)
  Net income                                -                 -                   -               417,400              417,400
                                   ---------------    --------------  ------------------   -----------------   ------------------

BALANCE AT MARCH 31, 2000,
  IMMEDIATELY PRIOR TO
  ADOPTION OF LIQUIDATION
  BASIS OF ACCOUNTING                 1,038,200       $   103,800     $    18,736,700      $   (8,722,200)     $    10,118,300
                                   ===============    ==============  ==================   =================   ==================






















The accompanying notes are an integral part of these consolidated financial statements.

                           SECOM GENERAL CORPORATION
                                AND SUBSIDIARIES
                          (in process of liquidation)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

--------------------------------------------------------------------------------


                                                                                 PERIOD FROM
                                                                               OCTOBER 1, 1999
                                                                                     TO
                                                                               MARCH 31, 2000
                                                                            ----------------------

Cash from operating activities:
     Net income                                                             $             417,400
     Adjustments to reconcile net income to
       net cash provided by operating activities:
        Depreciation and amortization                                                     200,200
        Deferred income taxes                                                              16,800
        Changes in operating assets and liabilities
          which provided (used) cash:
           Prepaids                                                                      (138,200)
           Trade accounts payable                                                          (6,300)
           Accrued liabilities                                                           (183,400)
     Net cash used in discontinued operations                                             (40,400)
                                                                            ----------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                 266,100
                                                                            ----------------------

Cash flows from investing activities:
     Net cash provided by discontinued operations                                       3,609,400
                                                                            ----------------------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                               3,609,400
                                                                            ----------------------

Cash flows from financing activities:
     Retirements of common stock                                                          (21,600)
     Payments on long-term obligations                                                   (203,200)
     Net cash used in discontinued operations                                          (1,700,100)
                                                                            ----------------------

NET CASH USED IN FINANCING ACTIVITIES                                                  (1,924,900)
                                                                            ----------------------

Net increase in cash                                                                    1,950,600
Cash and cash equivalents, beginning of period                                            497,200
                                                                            ----------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $           2,447,800
                                                                            ======================













The accompanying notes are an integral part of these consolidated financial statements.

                            SECOM GENERAL CORPORATION
                           (IN PROCESS OF LIQUIDATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Consolidation

         The accompanying consolidated financial statements include the accounts of Secom General Corporation and its wholly-owned subsidiaries: Form Flow, Inc.; L&H Die, Inc.; MIC-Shelf, Inc. f/k/a Micanol, Inc. ("Micanol"); Uniflow Corporation; and MMC Manufacturing Corp. f/k/a Milford Manufacturing Corporation ("Milford"). All significant intercompany accounts and transactions have been eliminated.

         Nature of Business

         Secom General Corporation (the "Company") is a publicly-traded holding company with five wholly-owned subsidiaries. Prior to the consummation of asset sales on February 9, 2000 and June 30, 2000 the Company operated in two business segments: Metal Parts Forming (comprised of Uniflow) and Tooling (comprised of Form Flow, L&H Die and Micanol).

         Background and Reasons for the Plan of Liquidation

         During the fall of 1998, Secom's Board of Directors engaged the investment banking firm of Goldsmith, Agio, Helms Securities, Inc. ("GAHS") to assist it in developing strategic alternatives to increase stockholder value. Secom's Board initially contacted GAHS because it believed that the value of the Company was greater than the aggregate value of the then trading price of the Company's shares of Common Stock. Among the alternatives discussed with GAHS was a possible merger, sale or similar transaction of the entire Company or its subsidiaries. While other parties expressed an interest in engaging in a transaction with the entire Company, the price proposed by such parties was below what the Board believed was fair market value. GAHS also advised the Board that, because of the different industries represented by our two segments, many potential purchasers would not be interested in purchasing both segments. Therefore, the Board believed it was necessary to pursue other alternatives to accomplish its goal of increasing stockholder value, including selling the Company's assets and properties in separate transactions and ultimately liquidating it.

         In August 1999, the Company entered into a letter of intent with a potential purchaser for the sale of the assets of the Tooling Segment, which was comprised of Form Flow, L&H Die and Micanol. After signing the letter of intent, the potential purchaser asked the Company for certain concessions on the terms which Secom was unwilling to provide. The letter of intent also contained certain contingencies that were not satisfied so the letter of intent terminated.

         At the same time, the Company was negotiating with Alken-Ziegler Livonia, LLC ("Alken-Ziegler") for the sale of the operating assets of the Metal Parts Forming Segment, which was comprised of Uniflow. The Company ultimately entered into a letter of intent for that sale in October 1999. When the letter of intent with respect to the Tooling Segment terminated, Alken-Ziegler expressed interest in purchasing the assets of the Tooling Segment. In November 1999,

                            SECOM GENERAL CORPORATION
                           (IN PROCESS OF LIQUIDATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         Secom's Board authorized execution of a non-binding letter of intent with Alken-Ziegler for the sale of the assets of the Tooling Segment. At that time, however, Secom believed that it was in its best interest to focus on closing the sale of the Metal Parts Forming Segment before entering into a definitive agreement for the sale of the assets of the Tooling Segment.

         On February 9, 2000, Secom sold the operating assets of its Metal Parts Forming Segment to Alken-Ziegler for a purchase price of approximately $2.4 million in cash. Alken-Ziegler also agreed to assume certain liabilities of the Metal Parts Forming Segment. The Company then continued negotiating with Alken-Ziegler and GL Ziegler Investments, LLC ("GLZ") on the terms of a definitive agreement for the sale of the assets of the Tooling Segment.

         On March 29, 2000, the Company's Board of Directors authorized the execution of an Asset Purchase Agreement with Alken-Ziegler and GLZ. On May 10, 2000, the sale of the Tooling Group was approved by the written consent of more than fifty-one (51%) percent of the outstanding shares of Secom's Common Stock. Prior to the closing, Alken-Ziegler assigned its interests under the Asset Purchase Agreement to its affiliate, Alken-Ziegler Tool Company, LLC ("A-Z Tool Company"; A-Z Tool Company and GLZ are collectively referred to as "Purchaser"). The sale was completed on June 30, 2000. In connection with the sale of the operating assets of the Tooling Segment, the Company received a cash purchase price of approximately $8 million on June 30, 2000. The Company received the balance of approximately $1.6 million on August 31, 2000 upon the closing of the sale of the Tooling Segment's real estate to Purchaser. The Purchaser also agreed to assume certain liabilities of the Tooling Segment.

         Based on the above asset sales and Secom's Board of Directors recommendation, the Company's stockholders approved a Plan of Liquidation on August 24, 2000. Under its Plan of Liquidation, the Company expects to distribute to its stockholders, on a pro rata basis, all of its remaining property and assets, after payment of or the provision for the payment of claims and obligations.

         Liquidation Basis of Accounting

         As a result of the Company signing the Asset Purchase Agreement on March 29, 2000 to sell substantially all of the operating assets of the Tooling Segment, and the Company's expectation of obtaining from its stockholders formal approval of a plan of liquidation upon the consummation of the sale of the Tooling Segment, the Company adopted the liquidation basis of accounting. Such adoption was effected beginning on April 1, 2000 for administrative convenience coincident with the close of the Company's second fiscal quarter ended March 31, 2000. The Company has presented consolidated statements of operations, stockholders' equity, and cash flows for the period from October 1, 2000 to March 31, 2000, the period of the current fiscal year before the liquidation basis of accounting was adopted. However, as a result of the approval of the Plan of Liquidation, comparative financial information from previous years and certain other disclosures are not meaningful and have not been presented in the consolidated financial statements.

                            SECOM GENERAL CORPORATION
                           (IN PROCESS OF LIQUIDATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The liquidation basis of accounting requires that assets be valued at their estimated liquidation values and that liabilities be valued at their estimated settlement values. Assets and liabilities that have not been revalued to liquidation value are disclosed as such on the face of the financial statements. In addition, under the liquidation basis of accounting, gains and losses from dispositions of assets are displayed as net amounts versus gross revenue and expenses as under the going concern basis of accounting. The primary financial statements required under the liquidation basis of accounting are a Statement of Net Assets in Liquidation as of September 30, 2000 and a Statement of Changes in Net Assets in Liquidation for the period from April 1, 2000 to September 30, 2000.

         Use of Estimates

         The preparation of consolidated financial statements in conformity with generally accepted accounting principles, including those applicable to the liquidation basis of accounting, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements, and the accompanying notes. Significant estimates include the fair values of assets held for sale, collectibility of accounts and notes receivables, future rental and royalty receipts and future liability settlement amounts. Such estimates have been developed pursuant to the Plan of Liquidation. Actual results may differ from amounts estimated.

         Revenue Recognition

         Revenues for the six months ended March 31, 2000 primarily represent management and rental fees charged to the discontinued operations as well as royalty and interest income. The discontinued operations recognized revenues upon shipment of customer products.

         Buildings and Real Estate Held for Sale

         The estimated value of real estate and buildings held for sale represents an expected selling price of $2.7 million, less estimated taxes and costs to sell.

         Other Liabilities

         Other liabilities primarily represents estimated payroll and benefits, professional, interest and other costs expected to be incurred after September 30, 2000 in connection with the implementation and execution of the Plan of Liquidation.

         Income Taxes

         Deferred income tax assets and liabilities are computed for differences between the financial statement and federal income tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Deferred income taxes arise from

                            SECOM GENERAL CORPORATION
                           (IN PROCESS OF LIQUIDATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         temporary basis differences principally related to tax carryforwards, various accruals and allowances, certain assets acquired in business combinations and property, plant and equipment. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the year plus or minus the change during the year in deferred tax assets and liabilities.

         Earnings (Loss) Per Common Share

         Earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. The diluted amount reflects the potential dilution of all common stock equivalents. At March 31, 2000 options to purchase 68,200 shares were excluded from the computation of earnings per share because the options' exercise prices were greater than the average market price of the common shares. As of March 31, 2000 there were 1,043,600 weighted average shares of common stock outstanding.


2.       SALE OF TOOLING SEGMENT'S ASSETS

         On March 29, 2000, the Company's Board of Directors authorized the execution of an Asset Purchase Agreement with Alken-Ziegler and GLZ. On May 10, 2000, the sale of the Tooling Group was approved by the written consent of more than fifty-one (51%) percent of the outstanding shares of Secom's Common Stock. The sale was completed on June 30, 2000. In connection with the sale of the operating assets of the Tooling Segment, the Company received a cash purchase price of approximately $8 million on June 30, 2000. The Company received the balance of approximately $1.6 million on August 31, 2000 upon the closing of the sale of the Tooling Segments real estate to GLZ. Alken Ziegler also agreed to assume certain liabilities of the Tooling Segment. The Company recognized a gain from the sale of approximately $3.4 million, net of applicable income taxes of approximately $1.4 million.


3.       SALE OF METAL PARTS FROMING SEGMENT'S ASSETS

         On February 9, 2000, the Company sold the operating assets of its Metal Parts Forming Segment to Alken-Ziegler for a purchase price of approximately $2.4 million in cash. Alken-Ziegler also agreed to assume certain liabilities of the Metal Parts Forming Segment. The Company recognized a loss of approximately $187,000 on the sale, net of an applicable income tax benefit of approximately $93,000.

                            SECOM GENERAL CORPORATION
                           (IN PROCESS OF LIQUIDATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



4.       DEBT

         Debt secured by buildings and real estate consists of an approximately $1.6 million mortgage note that requires monthly principal and interest payments totaling approximately $28,000. Interest on the note, which is collateralized by land and buildings currently held for sale at $2.7 million, is charged at 8.25% per annum. The note matures in fiscal 2011, but is expected to be settled upon sale of the related real estate.

         Debt secured by computer equipment consists of an approximately $55,000 equipment term note that requires monthly principal and interest payments totaling approximately $8,000. Interest on the note, which is collateralized by various computer equipment, is charged at 9.62% per annum. The note matures in fiscal 2001.


5.       COMMON STOCK OPTIONS

         In 1991, the Board of Directors (the "Board") adopted a nonqualified common stock option plan (the "1991 Plan"). The 1991 Plan authorizes the Board to grant options to employees to purchase a maximum of 80,000 shares of common stock, at not less than the fair market value at the date of grant. The options vest at various dates as described in the related option agreement and expire up to 10 years from the date of grant.

         The Company accounts for stock option grants and awards under its stock-based compensation plan in accordance with APB Opinion No. 25. Accordingly, no compensation cost has been recognized for stock option grants since the options have exercise prices of not less than the market value of the Company's common stock at the date of grant.

         A summary of the status of stock option grants under the Company's 1991 Plan as of September 30, 2000 and changes during the year then ended are presented below:


                                                                   Weighted
                                                                    Average
                                                                   Exercise
                                                    Shares           Price
                                                   ----------     ------------

  Outstanding at the beginning of the year           33,200       $      9.55
  Granted                                                 -                 -
  Exercised                                               -                 -
  Terminated                                        (17,200)             9.69
                                                   ---------      ------------
  Outstanding at the end of the year                 16,000       $      9.39
                                                   =========      ============

  Options exercisable at end of the year             10,800       $      9.51
                                                   =========      ============


                            SECOM GENERAL CORPORATION
                           (IN PROCESS OF LIQUIDATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following table summarizes information about stock options outstanding under the Company's 1991 Plan at September 30,2000:


                                                                 REMAINING
                                                                CONTRACTUAL
               EXERCISE        OPTIONS           OPTIONS           LIFE
                 PRICE       OUTSTANDING       EXERCISABLE        (YEARS)
              ------------  ---------------   --------------   --------------
                $ 8.75             5,000            2,000          2.7
                  9.69            11,000            8,800           .5
                            ---------------   --------------
                                  16,000           10,800
                            ===============   ==============



         During the year ended September 30, 1996, 35,000 options exercisable at $9.69 were issued to an officer of the Company outside of the 1991 Plan. At September 30, 2000, 28,000 of these options were exercisable and the remaining options vest ratably over a five year period.

         Subsequent to September 30, 2000, the Company's Board of Directors approved the vesting of any and all unvested options outstanding under the 1991 Plan and those outside of the 1991 Plan. Accordingly, all 16,000 options outstanding under the 1991 Plan and all 35,000 options outstanding outside of the 1991 Plan were exercised.


6.       COMMITMENTS AND CONTINGENCIES

         Litigation

         The Company is involved in certain legal proceedings arising in the normal course of business. In the opinion of management, based on the advice of counsel, the outcome of such litigation will not have a material adverse effect on the reported amount of the Company's net assets in liquidation or changes in net assets in liquidation.

         Royalty Agreement Receipts

         As a result of certain asset sales, the Company has the right to receive royalty payments from the separate purchasers. The royalty payments are for stated percentages of the net selling price of parts to certain customers, for either a period of up to five years or the service life of the part.


7.       SUPPLEMENTAL CASH FLOWS INFORMATION

         Cash payments for interest and income taxes during fiscal year 2000 were $243,000 and $2,248,000, respectively.

                            SECOM GENERAL CORPORATION
                           (IN PROCESS OF LIQUIDATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



8.       SUBSEQUENT EVENTS

         Payment of Liquidating Distribution

         On October 31, 2000 the Company paid a cash liquidating distribution to stockholders in the amount of $11.55 per share. The Company believes that if it is successful in liquidating its remaining assets at their estimated current market value, stockholders could receive liquidating distributions totaling approximately $2 to $3 per share over the next three to four years, in addition to the first distribution of $11.55 per share paid on October 31, 2000.

         Trading of Common Stock

         In December 2000 the Company filed its Certificate of Dissolution with the Delaware Secretary of State with an effective date of December 31, 2000. The Company also filed a "No Action Letter" with the Securities and Exchange Commission requesting relief from the periodic reporting requirements of sections 13(a) and 15(d) of the Securities Exchange Act of 1934. In conjunction with the filing of its Certificate of Dissolution, the Company requested that NASDAQ delist and cease trading in the Company's common stock at the close of business on December 29, 2000.




                                    * * * * *