Form 10-Q
period 2000-12-31
SECOM GENERAL CORP
filed 2001-02-20
CIK 790375

================================================================================



                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                       For Quarter Ended December 31, 2000
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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirement for the past 90 days. Yes X No [ ]
                     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                      Title of Class        Number of Shares Outstanding
                      Common Stock                  1,006,272



================================================================================

                            SECOM GENERAL CORPORATION
                           (IN PROCESS OF LIQUIDATION)

                                    FORM 10-Q
                         QUARTER ENDED DECEMBER 31, 2000

                                      INDEX


                                                                                              Page
                                                                                              ----
PART I       FINANCIAL INFORMATION


Item 1.      Financial Statements

                Consolidated Statement of Net Assets in Liquidation

                    as of December 31, 2000......................................................1

                Consolidated Statement of Net Assets in Liquidation

                    as of September 30, 2000.....................................................2

                Consolidated Statement of Changes in Net Assets in Liquidation

                    for the Period from October 1, 2000 to December 31, 2000.....................3

                Notes to Interim Consolidated Financial Statements...............................4

Item 2.      Management's Discussion & Analysis of Financial Condition

                and Changes in Net Assets (Liquidation Basis)....................................8

PART II      OTHER INFORMATION

Item 1.      Legal Proceedings..................................................................11

Item 2.      Changes in Securities..............................................................11

Item 3.      Defaults in Securities.............................................................11

Item 4.      Submission of Matters to a Vote of Security Holders................................11

Item 5.      Other Information..................................................................11

Item 6.      Exhibits and Reports on Form 8-K...................................................11


                                   UNAUDITED
                            SECOM GENERAL CORPORATION
                                AND SUBSIDIARIES
                           (In process of liquidation)

               CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION

--------------------------------------------------------------------------------

                                                                                  December 31
                                                                                    2 0 0 0
                                                                               -------------------
ASSETS
  Cash and cash equivalents                                                        $2,015,700
  Accounts receivable
     Trade                                                                             29,900
     Other, principally notes                                                         315,000
  Buildings and real estate held for sale                                           2,351,000
  Other assets                                                                        298,200
                                                                                   ----------

Total assets                                                                       $5,009,800
                                                                                   ==========


LIABILITIES
  Accounts payable                                                                 $   57,300
  Accrued wages and benefits                                                           77,700
  Federal income and Michigan Single Business tax                                     108,900
  Debt secured by computer equipment                                                   33,200
  Debt secured by buildings and real estate held for sale                           1,550,700
  Other liabilities                                                                   474,800
                                                                                   ----------

Total liabilities                                                                   2,302,600
                                                                                   ----------

NET ASSETS IN LIQUIDATION                                                          $2,707,200
                                                                                   ==========


Number of common shares outstanding                                                 1,006,300
                                                                                   ==========

NET ASSETS IN LIQUIDATION PER COMMON SHARE                                         $     2.69
                                                                                   ==========







The accompanying notes are an integral part of these consolidated liquidation basis financial statements.

                            SECOM GENERAL CORPORATION
                                AND SUBSIDIARIES
                           (In process of liquidation)

               CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION

--------------------------------------------------------------------------------

                                                                                  September 30
                                                                                     2 0 0 0
                                                                                -----------------
ASSETS
  Cash and cash equivalents                                                       $13,397,600
  Accounts receivable
     Trade                                                                            251,100
     Other, principally notes                                                         350,000
  Buildings and real estate held for sale                                           2,351,000
  Other assets                                                                        417,600
                                                                                  -----------

Total assets                                                                      $16,767,300
                                                                                  ===========


LIABILITIES
  Accounts payable                                                                $   113,100
  Accrued wages and benefits                                                          194,700
  Federal income and Michigan Single Business tax                                     136,400
  Debt secured by computer equipment                                                   55,100
  Debt secured by buildings and real estate held for sale                           1,602,000
  Other liabilities                                                                   827,300
                                                                                  -----------

Total liabilities                                                                   2,928,600
                                                                                  -----------

NET ASSETS IN LIQUIDATION                                                         $13,838,700
                                                                                  ===========


Number of common shares outstanding                                                   977,900
                                                                                  ===========

NET ASSETS IN LIQUIDATION PER COMMON SHARE                                        $     14.15
                                                                                  ===========





The accompanying notes are an integral part of these consolidated liquidation basis financial statements.

                                   UNAUDITED
                            SECOM GENERAL CORPORATION
                                AND SUBSIDIARIES
                           (In process of liquidation)

                        CONSOLIDATED STATEMENT OF CHANGES
                      IN NET ASSETS IN LIQUIDATION FOR THE
                PERIOD FROM OCTOBER 1, 2000 TO DECEMBER 31, 2000

--------------------------------------------------------------------------------



Net assets in liquidation as of September 30, 2000                                               $ 13,838,700

Decrease in net assets due to payment of October 31, 2000 liquidating distribution
  of $11.55 per share of common stock                                                             (11,585,700)

Decrease in net assets due to retirement of 22,700 shares of common stock,
  principally occasioned by termination of defined contribution plan                                 (220,900)

Increase in net assets resulting from exercising of 51,000 common stock options                       489,400

Gain from activities during the "wind down" period from October 1, 2000
  through December 31, 2000                                                                           185,700
                                                                                                 ------------

NET ASSETS IN LIQUIDATION AS OF DECEMBER 31, 2000                                                $  2,707,200
                                                                                                 ============





The accompanying notes are an integral part of these consolidated liquidation basis financial statements.

       SECOM GENERAL CORPORATION
       (IN PROCESS OF LIQUIDATION)

       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


1.     FINANCIAL STATEMENT PRESENTATION

       General

       The consolidated financial statements included herein have been prepared by Secom General Corporation (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.

       In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all liquidation adjustments required to present fairly its Net Assets in Liquidation as of December 31, 2000 and September 30, 2000, respectively, and its Changes in Net Assets in Liquidation for the Period from October 1, 2000 to December 31, 2000. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K and Annual Report for the fiscal year ended September 30, 2000.

       On August 24, 2000 the Company's shareholders approved a Plan of Liquidation.

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

       SECOM GENERAL CORPORATION
       (IN PROCESS OF LIQUIDATION)

       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


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

       On March 29, 2000, the Company's Board of Directors authorized the execution of an Asset Purchase Agreement with Alken-Ziegler and GLZ. On May 10, 2000, the sale of the Tooling Group was approved by the written consent of more than fifty-one (51%) percent of the outstanding shares of Secom's Common Stock. Prior to the closing, Alken-Ziegler assigned its interests under the Asset Purchase Agreement to its affiliate, Alken-Ziegler Tool Company, LLC ("A-Z Tool Company"; A-Z Tool Company and GLZ are collectively referred to as "Purchaser"). The sale was completed on June 30, 2000. In connection with the sale of the operating assets of the Tooling Segment, the Company received a cash purchase price of approximately $8 million on June 30, 2000. The Company received the balance of approximately $1.6 million on August 31, 2000 upon the closing of the sale of the Tooling Segments real estate to Purchaser. The Purchaser also agreed to assume certain liabilities of the Tooling Segment.

       Based on the above asset sales and Secom's Board of Directors recommendation, the Company's stockholders approved a Plan of Liquidation on August 24, 2000. Under its Plan of Liquidation, the Company expects to distribute to its stockholders, on a pro rata basis, all of its remaining property and assets, after payment of or the provision for the payment of claims and obligations.

2.     SIGNIFICANT LIQUIDATION BASIS OF ACCOUNTING POLICIES

       Liquidation Basis of Accounting

       As a result of the Company signing the Asset Purchase Agreement on March 29, 2000 to sell substantially all of the operating assets of the Tooling Segment, and the Company's expectation of obtaining from its stockholders formal approval of a plan of liquidation upon the consummation of the sale of the Tooling Segment, the Company adopted the liquidation basis of accounting. Such adoption was effected beginning on April 1, 2000 for administrative convenience coincident with the close of the Company's second fiscal quarter ended March 31, 2000. Because of the approval of the Plan of Liquidation, comparative financial information

       SECOM GENERAL CORPORATION
       (IN PROCESS OF LIQUIDATION)

       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


       from previous years and certain other disclosures are not meaningful and have not been presented in the consolidated financial statements.

       The liquidation basis of accounting requires that assets be valued at their estimated liquidation values and that liabilities be valued at their estimated settlement values. Assets and liabilities that have not been revalued to liquidation value are disclosed as such on the face of the financial statements. In addition, under the liquidation basis of accounting, gains and losses from dispositions of assets are displayed as net amounts versus gross revenue and expenses as under the going concern basis of accounting. The primary financial statements required under the liquidation basis of accounting are Statements of Net Assets in Liquidation as of December 31, 2000 and September 30, 2000, respectively, and a Statement of Changes in Net Assets in Liquidation for the period from October 1, 2000 to December 31, 2000.

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

       Buildings and Real Estate Held for Sale

       The estimated value of real estate and buildings held for sale represents an expected selling price of $2.7 million, less estimated taxes and costs to sell. The Company currently receives rental income with respect to these facilities.

       Other Liabilities

       Other liabilities primarily represents estimated payroll and benefits, professional, interest and other costs expected to be incurred after December 31, 2000 in connection with the implementation and execution of the Plan of Liquidation.

3.     COMMON STOCK OPTIONS

       During the quarter ended December 31, 2000, the Company's Board of Directors approved the vesting of any and all unvested options outstanding under the 1991 Plan and those outside of the 1991 Plan. Accordingly, all 16,000 options outstanding under the 1991 Plan and all 35,000 options outstanding outside of the 1991 Plan were exercised. Based upon the exercise prices of the options, the Company received approximately $489,000 in cash.

       SECOM GENERAL CORPORATION
       (IN PROCESS OF LIQUIDATION)

       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


4.     COMMITMENTS AND CONTINGENCIES

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

       Trading of Common Stock

       In December 2000 the Company filed its Certificate of Dissolution with the Delaware Secretary of State with an effective date of December 31, 2000. The Company also filed a "No Action Letter" with the Securities and Exchange Commission requesting relief from the periodic reporting requirements of sections 13A and 15(d) of the Securities Exchange Act of 1934. In conjunction with the filing of its Certificate of Dissolution, the Company requested that NASDAQ delist and cease trading in the Company's common stock at the close of business on December 29, 2000.

       Litigation

       The Company is involved in certain legal proceedings arising in the normal course of business. In the opinion of management, based on the advice of counsel, the outcome of such litigation will not have a material adverse effect on the reported amount of the Company's net assets in liquidation or changes in net assets in liquidation.

       Royalty Agreement Receipts

       As a result of certain asset sales, the Company has the right to receive royalty payments from the purchasers. The royalty payments are for stated percentages of the net selling price of parts to certain customers, for either a period of up to five years or the service life of the part.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND CHANGES IN NET ASSETS (LIQUIDATION BASIS)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND CHANGES IN NET ASSETS (LIQUIDATION BASIS) (CONTINUED)

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

ADOPTION OF LIQUIDATION BASIS OF ACCOUNTING

         As a result of the Company signing an Asset Purchase Agreement on March 29, 2000 to sell substantially all of the operating assets of the Tooling Segment, and the Company's expectation of obtaining from its shareholders formal approval of a plan of liquidation upon the consummation of the sale of the Tooling Segment, the Company adopted the liquidation basis of accounting. Such adoption was effected beginning on April 1, 2000 for administrative convenience coincident with the close of the Company's second fiscal quarter ended March 31, 2000. Because of the approval of the Plan of Liquidation, comparative financial information and certain other disclosures are not meaningful and have not been presented. In addition, under the liquidation basis of accounting, gains and losses from dispositions of assets are displayed as net amounts versus gross revenue and expenses under the going concern basis of accounting. The primary financial statements required under the liquidation basis of accounting are Statements of Net Assets in Liquidation and a Statement of Changes in Net Assets in Liquidation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND CHANGES IN NET ASSETS (LIQUIDATION BASIS) (CONTINUED)

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

CHANGES IN NET ASSETS FOR THE PERIOD OCTOBER 1, 2000 TO DECEMBER 31, 2000

         The decrease in net assets in liquidation of approximately $11.1 million was due primarily to the payment of the October 31, 2000 liquidating distribution of approximately $11.6 million. The Company also used approximately $221,000 to repurchase approximately 23,000 shares of its common stock, primarily from the Company's 401(k) Plan. The repurchases of stock were in accordance with the terms of the 401(k) Plan. The preceding decreases in net assets were offset by approximately $489,000 received from the exercising of 51,000 common stock options. The Company also generated a gain of approximately $186,000 during the period as cash flows from rental and royalty agreements and certificates of deposits exceeded payroll and the related benefits expenses as well as professional and general administrative expenses.

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

Item 6.  Exhibits and Reports on Form 8-K.

         Form 8-K dated October 2, 2000, regarding the payment of the first liquidating distribution of $11.55 per share on October 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECOM GENERAL CORPORATION
(Registrant)

By:/s/  Paul D. Clemente                         February 12, 2001
   ---------------------------------
        Paul D. Clemente
        Vice President

By: /s/ Scott J. Konieczny                       February 12, 2001
    ---------------------------------
        Scott J. Konieczny
        Chief Financial Officer